Form 10-K
period 2019-12-31
GAMCO INVESTORS, INC. ET AL
filed 2020-03-06
CIK 1060349

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes □ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes □ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ⌧ No □

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer □	Accelerated filer ⌧
Non-accelerated filer □	Smaller reporting company ⌧	Emerging growth company □

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. □

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2.) Yes □ No ⌧

The aggregate market value of the class A and class B common stock held by non-affiliates of the registrant as of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was $106,010,177.

As of February 29, 2020, 8,305,806 shares of class A common stock (including 660,950 restricted stock awards) and 19,024,117 shares of class B common stock were outstanding. 18,313,741 shares of class B common stock were held by a subsidiary of GGCP, Inc.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement relating to the 2020 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

Unless indicated otherwise, or the context otherwise requires, references in this report to “GAMCO Investors, Inc.,” “GAMCO,” “the Company,” “the Firm,” “GBL,” “we,” “us,” and “our” or similar terms are to GAMCO Investors, Inc., its predecessors, and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Form 10-K contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements because they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “may,” and other words and terms of similar meaning. They also appear in any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results. Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that could cause our actual results to differ from our expectations or beliefs include, without limitation: the adverse effect from a decline in the securities markets that adversely affects our assets under management; a decline in the performance of our products; a general downturn in the economy; changes in government policy or regulation; changes in our ability to attract or retain key employees (“teammates”); unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations; and the ongoing impacts of the Tax Cuts and Jobs Act with respect to tax rates and the non-deductibility of certain portions of named executive officer compensation. We are providing these statements as permitted by the Private Litigation Reform Act of 1995. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of and elsewhere in this Form 10-K. We do not undertake to update publicly any forward-looking statements if we subsequently learn that we are unlikely to achieve our expectations or if we receive any additional information relating to the subject matters of our forward-looking statements.

PART I

ITEM 1: BUSINESS

Overview

GAMCO (New York Stock Exchange (“NYSE”): GBL), a company incorporated under the laws of Delaware,  is a widely-recognized provider of investment advisory services to open-end funds, closed-end funds, a société d’investissement à capital variable (“SICAV”) and approximately 1,700 institutional and private wealth management (“Institutional and PWM”) investors principally in the United States (“U.S.”). We generally manage assets on a fully discretionary basis and invest in a variety of U.S. and international securities through various investment styles including value, growth, non-market correlated, and convertible securities. Our revenues are based primarily on the Company’s level of assets under management (“AUM”) and fees associated with our various investment products.

Since our inception in 1977, our value assets are identified with our research-driven approach to equity investing and our Private Market Value (PMV) with a CatalystTM investment approach.

As of December 31, 2019, we had $36.5 billion of AUM. We conduct our investment advisory business principally through two subsidiaries, which are registered investment advisors: Gabelli Funds, LLC (open-end and closed-end funds) (“Gabelli Funds”) and GAMCO Asset Management Inc. (Institutional and PWM) (“GAMCO Asset”). G.distributors, LLC (“G.distributors”), our broker-dealer subsidiary, acts as an underwriter and distributor of our open-end funds.

Our AUM are organized into three groups:

·
Open and Closed-End Funds: We provide advisory services to 24 open-end funds and 16 closed-end funds under the Gabelli, GAMCO, and Comstock brands (collectively, the “Funds”). As of December 31, 2019, the Funds had $21.3 billion of AUM. Additionally, we provide administrative services to 9 open-end funds, with AUM of $1.9 billion on December 31, 2019, under the TETON Westwood and Keeley brands.

·
Institutional and Private Wealth Management: We provide advisory services to a broad range of investors, including corporate retirement plans, foundations, endowments, jointly-trusteed plans and public funds, private wealth clients and also serve as sub-advisor to third party investment funds including registered investment companies. Portfolios may be customized to comply with client-specific guidelines and risk profiles. As of December 31, 2019, Institutional and PWM had $14.6 billion of AUM. Over the last 42 years, the Firm has generated over $28.4 billion in investment returns for our Institutional and PWM clients.

·
SICAV: We provide advisory services to one SICAV under the GAMCO brand, the GAMCO International SICAV. The SICAV has two sub-fund strategies, the GAMCO Merger Arbitrage Fund and the GAMCO All Cap Value Fund. The GAMCO Merger Arbitrage strategy is sub-advised by Associated Capital Group, Inc. (“AC”) and had $575 million of AUM as of December 31, 2019. The GAMCO All Cap Value strategy had $19 million of AUM as of December 31, 2019.

Portfolio managers oversee our AUM and are supported by in-depth analysis across numerous industries by our research analyst teammates. These analysts are internationally domiciled with an average of 15 years of industry experience.

GBL is a holding company incorporated in April 1998 in advance of our initial public offering (“IPO”) in February 1999. GGCP Holdings, LLC, a subsidiary of GGCP, Inc. (“GGCP”), which is majority-owned by Mr. Mario J. Gabelli (“Mr. Gabelli”), owns a majority of the outstanding shares of Class B common stock (“Class B Stock”) of GBL. As of December 31, 2019, such ownership represented approximately 92% of the combined voting power of the outstanding common stock and approximately 67% of the equity interest. As of December 31, 2019, through publicly traded AC (NYSE: AC), which was spun-off from GBL on November 30, 2015, AC owns 2,935,401 shares of Class A common stock (“Class A Stock”) representing approximately 1% of the combined voting power and approximately 11% of the equity interest. AC is majority-owned by GGCP Holdings, LLC. Accordingly, Mr. Gabelli is deemed to control GBL.

At the time of the spin-off, AC owned and operated the alternatives and the institutional research businesses previously owned and operated by GBL. At the time of the distribution, the stock price of AC was $29.50 per share. As of December 31, 2019, the stock price of AC was $39.20 per share.

Our executive offices are located at 191 Mason Street, Greenwich, CT 06830 and One Corporate Center, Rye, NY 10580. Our telephone number is (203) 629-2726. We post or provide a link on our website (www.gabelli.com) to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All such filings on our website are available free of charge.

On March 20, 2009, we distributed our ownership in Teton Advisors, Inc. (“Teton”), the advisor to the TETON Westwood funds, to our shareholders. At the time of the distribution the stock price of Teton was $2.75 per share. At December 31, 2019, the stock price of Teton was $47.15 per share.

During 2019, we returned $39.6 million to shareholders through dividends and our stock buyback program. We paid $2.2 million, or $0.08 per share, in cash dividends to our common shareholders and repurchased 1,834,434 shares at an average investment of $20.36 per share, or $37.4 million.

Since the IPO in February 1999, when 6 million GBL shares were sold at $17.50 per share and total shares outstanding were 30 million for a market capitalization of $525 million, we have returned to shareholders $2.0 billion in total, of which $1.0 billion was in the form of the spin-offs of AC and Teton, $501.1 million was through our stock buyback program, and $495.6 million was from dividends, as well as $57 million to charities on their behalf.

Environmental, Social, and Governance (ESG)

As part of GAMCO’s stewardship of investments on behalf of clients, we have historically viewed governance, active ownership, proxy voting, and engagement as important ways to protect shareholder value. To that end, the Firm has been a leading voice on certain governance matters since May 1988 when it initiated its “Magna Carta of Shareholder Rights.”  We actively vote our own proxies and file shareholder proposals on issues that we believe increase shareholder value. Such activity is part of our incorporation of environmental, social, and governance (“ESG”) considerations as long term investors.

Since its formation in April 1989, the Proxy Voting Committee of the Company has formulated guidelines and reviewed proxy statements for the purpose of determining how to vote proxies related to portfolio securities held by our clients. The main driver of these guidelines is to vote in the best economic interest of our clients. As we state in our Magna Carta of Shareholder Rights, we are neither for nor against management. We are for shareholders. We do not consider any issue routine. We take into consideration all of our research on the company, its directors, and their short and long-term goals for the company. In cases where issues that we generally do not approve of are combined with other issues, the negative aspects of the issues will be factored into the evaluation of the overall proposals, but will not necessitate a vote in opposition to the overall proposals.

Additionally, across various investment products, we use ESG criteria, which include certain sustainable themes such as water scarcity, health and wellness, and renewable energy.

Past and Future - Giving Back to Society

Generating returns for our stakeholders is not the sole gauge we use in measuring our success. Since the inception of our shareholder-designated charitable contribution (“SDCC”) program in 2013, shareholders have designated contributions of approximately $27 million to over 150 501(c)(3) initiatives. As a result of the board of directors (the “Board of Directors”) most recent SDCC approval, $4.5 million was designated by shareholders to 501(c)(3) organizations in November 2019. This program underscores our commitment to managing socially responsible portfolios since 1987, which has evolved to include integrating ESG factors into the analysis of companies and the structuring of portfolios.

Since our IPO in February 1999, approximately $57 million will have been donated to charities by us, including the current year’s SDCC.

Business Strategy

Our business strategy targets global growth of the franchise by leveraging our proven asset management strengths, including our brands, long-term performance record, diverse product offerings, and experienced investment, research, and client relationship professionals. To achieve performance and growth in AUM and profitability, we are deploying a strategy which includes several factors:

·
Gabelli Private Market Value (PMV) with a CatalystTM Investment Approach is at the core of our business. This methodology has evolved from the value investing principles articulated by Graham & Dodd in 1934 and enhanced by Roger Murray and Bruce Greenwald. Mr. Gabelli’s contribution to their principles was the introduction of the Private Market Value (PMV) with a CatalystTM value investment methodology in 1979.

Private Market Value (PMV) with a CatalystTM investing is a disciplined, research-driven approach based on intensive security analysis. In this process, select stocks are identified with an intrinsic value based on our estimate of current asset value, future growth, and earnings power that is significantly different from the value reflected in the public market. We then calculate the stock’s PMV, defined as the price an informed industrial buyer would likely pay to acquire the business. We then look for a catalyst: a company specific event or industry-wide phenomena, such as a change in regulations that will help realize returns.

In general, our Institutional and PWM AUM are managed to meet the specific needs and objectives of each client by utilizing investment strategies that are within our areas of expertise: “all cap value”, “small cap value”, “small and mid (SMID) cap value”, “ESG”, “large cap growth”, “international growth,” and “convertibles”.

·
Establishing New Relationship Offices Internationally. We have ten offices, comprised of six domestic offices located in Rye, NY; Greenwich, CT; Morristown, NJ; Palm Beach, FL; Reno, NV; and St. Louis, MO, and four international offices located in London, Hong Kong, Shanghai, and Tokyo. We will continue to evaluate adding additional offices throughout the world in order to serve our clients and meet global research requirements.

·
Incentive Fees. As of December 31, 2019, approximately $1.7 billion of our AUM are managed on a performance fee basis including $575 million of SICAV assets, $476 million of preferred issues of closed-end funds, $306 million in The GDL Fund, $238 million of Institutional and PWM assets, and $102 million in the Gabelli Merger Plus+ Trust Plc.

·
Expanding Fund Distribution. We continue to expand our distribution network, primarily through national and regional brokerage firms, and have developed additional classes of shares for most of our open-end funds for sale through these firms and other third party distribution channels. We have increased our wholesale distribution efforts to market the multi-class shares, which have been designed to meet the needs of investors seeking advice through financial consultants. We also seek relationships with financial intermediaries that manage discretionary fund models in order to have our funds placed within such models.

·
Increasing Presence in and Marketing for Private Wealth Management Market. Our private wealth management business focuses, in general, on serving clients who have established an account relationship of $2.5 million or more with us. According to industry estimates, the number of households with over $2.5 million in investable assets will continue to grow, subject to ups and downs in the equity and fixed income markets. With our 42-year history of serving this segment, including our long-term performance record, customized portfolios tax-sensitive investment strategy, brand name recognition, and broad array of product offerings, we believe that we are well-positioned to capitalize on growth opportunities in this market. Our objective is to develop long term client relationships.

·
Increasing Marketing for Institutional Market. The Institutional business was principally developed through direct marketing channels. We augmented our institutional sales force with the addition of staff to market directly to the consultant community. Institutional investment consultants serve as gatekeepers to the majority of corporate retirement plans, public retirement plans, endowments, and foundations, which represent our primary institutional target markets. Consultants perform evaluations and make recommendations for investment firms they believe can best meet their clients’ investment objectives. We are focusing on marketing our capabilities and expertise to investment consulting firms to continue building long term relationships.

·
Attracting and Retaining Experienced Professionals.  We offer significant variable compensation that provides opportunities to our staff. The ability to attract and retain highly-experienced investment and other professionals with a long-term commitment to us and our clients has been, and will continue to be, a significant factor in our long-term growth.

·
Hosting of Institutional Investor Symposiums.  We have a tradition of sponsoring institutional investor symposiums that bring together prominent portfolio managers, members of academia, and other leading business professionals to present, discuss, and debate current issues and topics in the investment industry. These symposiums have included:

-2019	“Healthcare at a Crossroads: What’s the Path Forward?”
-2019	“Rule 852(b)(6), the Dynamics and Implications for the Fund Industry” -
-2017 -2015	“Digital Evolution in Financial Services” “Capital Allocation – The Tug of War”
-2013	“Value Investing 20 Years Later: A Celebration of the Roger Murray Lecture Series”
-2006	“Closed-End Funds: Premiums vs. Discounts, Dividends and Distributions”
-2003	“Dividends, Taxable versus Non-Taxable Issues”
-2001 -1998	“Virtues of Value Investing” “The Role of Hedge Funds as a Way of Generating Absolute Returns”
-1997	“Active vs. Passive Stock Selection”

·
Capitalizing on Acquisitions, Alliances, and Lift-outs. We intend to selectively and opportunistically pursue acquisitions, alliances, and lift-outs that broaden our product offerings, add new sources of distribution, and augment organic growth. On March 11, 2008, Gabelli Funds assumed the role of investment advisor to the AXA Enterprise Mergers and Acquisitions Fund, subsequently renamed Gabelli Enterprise Mergers and Acquisitions Fund, a fund that had been sub-advised by GAMCO since its inception on February 28, 2001. On August 1, 2010, the clients of Florida-based NMF Asset Management became part of the Institutional and PWM operation of GAMCO Asset. On November 2, 2015, the investment team of Dinsmore Capital, a specialist in convertible bond investing and formerly the manager of The Bancroft Fund and the Ellsworth Growth & Income Fund joined Gabelli Funds. During 2018, the clients of Trevor, Stewart, Burton & Jacobsen and Loeb Partners Corporation joined GAMCO.

·
Building Out Fixed Income Capabilities. We look to increase our competitive ability to attract new clients interested in fixed income vehicles. The Gabelli U.S. Treasury Money Market Fund, with an investment objective of high current income consistent with the preservation of principal and liquidity, increased AUM by over $600 million in 2019 as a result of increased marketing and new clients.

We believe that our growth to date is traceable to the following factors:

●
Strong Industry Fundamentals: According to data compiled by the U.S. Federal Reserve, the investment management industry has grown faster than more traditional segments of the financial services industry, including the banking and insurance industries. Since GBL began managing assets for Institutional and PWM clients in 1977, world equity markets have grown at a 10.0% compound annual growth rate through December 31, 2019 to approximately $87.0 trillion(a). The U.S. equity market comprises about $34.4 trillion(a) or roughly 40% of world equity markets. We believe that demographic trends and the growing role of money managers in the placement of capital compared to the traditional role played by banks and life insurance companies will result in continued growth of the investment management industry.

 (a) Source: Birinyi Associates, LLC

●
Long-Term Performance: We have a superior long-term record of achieving relatively high returns for our Institutional and PWM clients. We believe that our performance record represents a competitive advantage and a recognized component of our franchise.

●
Stock Market Gains: Since we began managing for Institutional and PWM clients in 1977, our traditional value-oriented Institutional and PWM composite has earned a compound annual return of 15.6% gross and 14.7% net of fees versus a compound annual return of 11.8% for the S&P 500 through December 31, 2019. For 2019, the GAMCO composite increased 21.9% gross and 21.3% net of fees versus a gain of 31.5% for the S&P 500.

●
Widely-Recognized “Gabelli” and “GAMCO” Brand Names: For much of our history, our CEO, portfolio managers, investment style, and investment products have been featured in a variety of print and digital media publications, including U.S. and international publications such as The Wall Street Journal, Financial Times, Money Magazine, Barron’s, Fortune, Business Week, Nikkei Financial News, Forbes, and Investor’s Business Daily. We have published Deals…Deals…and More Deals written by our investment professionals. It examines the history and current practice of merger arbitrage and has been translated into Japanese, Chinese, Italian, and Spanish. Global Convertible Investing: The Gabelli Way is a comprehensive guide to effective investing in convertible securities. Our investment professionals also appear on leading financial news programs, including CNBC and Bloomberg, and we are active on numerous digital platforms, including Gabelli TV on YouTube and Twitter (@MarioGabelli, @InvestGabelli, and @InvestESG), among others.

●
Diversified Product Offerings: Since the inception of our investment management activities, we have sought to expand the breadth of our product offerings. We currently offer a wide spectrum of investment products and strategies, including product offerings in U.S. equities, U.S. fixed income, international equities, and convertible securities.

Business Description

Our AUM’s are clustered in two groups:  Funds and Institutional and PWM.

Funds: At December 31, 2019, we had $21.3 billion of AUM in Fund AUM, representing 58.4% of our total AUM. Our equity Funds were $18.5 billion in AUM on December 31, 2019, 5.7% above the $17.5 billion on December 31, 2018. We also are the investment advisor to a SICAV with AUM of $594 million at December 31, 2019, compared to the $507 million in AUM at December 31, 2018.

Open-end Funds

As of December 31, 2019, we had $10.5 billion of AUM in 23 open-end equity Funds and $2.8 billion in our Gabelli U.S. Treasury Money Market Fund. We market our open-end Funds primarily through third party distribution programs, including no-transaction fee (“NTF”) programs, and have developed additional share classes for many of our funds for distribution through these third party distribution channels. As of December 31, 2019, third party distribution programs accounted for approximately 73% of our AUM in open-end equity funds and approximately 27% of our AUM in open-end equity funds were sourced through direct sales relationships.

Closed-end Funds

We act as investment advisor to 16 closed-end funds, 14 of which trade on the NYSE or its affiliated exchange. These funds cannot be redeemed by the fund’s shareholders, except in limited cases. The trading price of the shares is determined by supply and demand in the marketplace and, as a result, the shares may trade at a premium or discount to the net asset value of the fund. The closed-end funds are: Gabelli Equity Trust (GAB), GDL Fund (GDL), Gabelli Multimedia Trust (GGT), Gabelli Healthcare & Wellness Rx Trust (GRX), Gabelli Convertible and Income Securities Fund (GCV), Gabelli Utility Trust (GUT), Gabelli Dividend & Income Trust (GDV), Gabelli Global Utility & Income Trust (GLU), GAMCO Global Gold, Natural Resources & Income Trust (GGN), GAMCO Natural Resources, Gold & Income Trust (GNT), The Gabelli Global Small and Mid Cap Value Trust (GGZ), the Bancroft Fund Ltd. (BCV), the Ellsworth Growth and Income Fund Ltd. (ECF), and the Gabelli Go Anywhere Trust (GGO). We launched the Gabelli Value Plus+ Trust Plc (GVP) in 2015 and the Gabelli Merger Plus+ Trust Plc (GMP) in 2017, both of which trade on the London Stock Exchange. As of December 31, 2019, the 16 closed-end funds had total assets of $8.0 billion, representing 37.6% of the total assets in our Funds business.

SICAV

We provide investment advisory services to the GAMCO International SICAV, which has two sub-fund strategies, the GAMCO Merger Arbitrage Fund and the GAMCO All Cap Value Fund. Total AUM in the SICAV was $594 million at December 31, 2019.

Institutional and Private Wealth Management: At December 31, 2019, we had $14.6 billion of AUM in approximately 1,700 Institutional and PWM accounts, representing 40% of our total AUM. As of December 31, 2019, the PWM clients, generally defined as individuals having minimum investable assets of $2.5 million, comprised approximately 82% of the total number of Institutional and PWM accounts and approximately $4.5 billion, or 31%, of the Institutional and PWM AUM. We believe that PWM clients are attracted to us by our returns and the tax efficient nature of the underlying investment process for the taxable portion of their assets. As of December 31, 2019, institutional client accounts comprised approximately 8% of the total number of Institutional and PWM accounts and approximately $4.2 billion, or 29%, of the Institutional and PWM AUM. As of December 31, 2019, foundation and endowment fund assets comprised approximately 9% of the total number of Institutional and PWM accounts and approximately $1.2 billion, or 8%, of the Institutional and PWM AUM. As of December 31, 2019, the sub-advisory clients, where we act as sub-advisor to third party investment funds, comprised approximately 1% of the total number of Institutional and PWM accounts and approximately $4.7 billion, or 32%, of total Institutional and PWM AUM.

The ten largest Institutional and PWM relationships comprised approximately 49% of GAMCO Asset AUM and 19% of our total AUM as of December 31, 2019, and approximately 32% of GAMCO Asset revenues and 9% of our total revenues for the year ended December 31, 2019.

Investment advisory agreements for our Institutional and PWM clients are typically subject to termination by the client without penalty on 30 days’ notice or less.

Assets Under Management

The following table sets forth total AUM by product type as of the dates shown:

Assets Under Management
By Product Type
(dollars in millions)
				%
	At December 31,			Change
	2019	2018	2017	2019/2018
Equity:
Open-end Funds	$10,481	$10,589	$13,747	(1.0)
Closed-end Funds	8,005	6,959	8,053	15.0
Institutional & Private Wealth
Management	14,565	14,078	18,852	3.5
SICAV	594	507	510	17.2
Total Equity	33,645	32,133	41,162	4.7
Fixed Income:
Money Market Mutual Fund (a)	2,810	2,195	1,870	28.0
Institutional & Private Wealth
Management	20	26	31	(23.1)
Total Fixed Income	2,830	2,221	1,901	27.4
Total AUM	$36,475	$34,354	$43,063	6.2

Breakdown of Total AUM:
Funds	21,296	19,743	23,670	7.9
Institutional & Private Wealth
Management	14,585	14,104	18,883	3.4
SICAV	594	507	510	17.2
Total AUM	$36,475	$34,354	$43,063	6.2

(a) The Fund is 100% invested in U.S. Treasury obligations.

Summary of Investment Products

We manage assets in the following wide spectrum of investment products and strategies:

U.S. Equities: (88.7% of AUM)	Global and International Equities: (1.9% of AUM)
All Cap Value	International Growth
Large Cap Value	International Small Cap Growth
Large Cap Growth	Global Growth
Mid Cap Value	Global Value
Small Cap Value	Global Content & Connectivity
Small Cap Growth	Global Utilities
Micro Cap	Gold
Natural Resources	Small and Mid Cap
Income
Utilities	U.S. Fixed Income: (7.7% of AUM)
Non-Market Correlated	Corporate
Option Income	Government
Multimedia	Asset-backed
ESG	Intermediate
Healthcare	Short-term

Convertible Securities: (1.7% of AUM)
Convertible Securities

Additional Information on Mutual Funds

Through Gabelli Funds, we act as the investment advisor to all of the Funds.

Shareholders of the open-end Funds are allowed to exchange shares among the same class of shares of the other open-end Funds as economic and market conditions and investor needs change at no additional cost. However, certain open-end Funds impose a 2% redemption fee on shares redeemed within seven days or less after a purchase. We periodically introduce new funds designed to complement and expand our investment product offerings, respond to competitive developments in the financial marketplace, and meet the changing needs of investors.

Our marketing efforts for the open-end Funds are currently focused on increasing the distribution and sales of our existing funds as well as creating new products for sale through our distribution channels. We believe that our marketing efforts for the Funds will continue to generate additional revenues from investment advisory fees. We had traditionally distributed most of our open-end Funds by using a variety of direct response marketing techniques, including telemarketing and advertising, and, as a result, we maintain direct relationships with many of our no-load open-end Fund shareholders. Beginning in late 1995, we expanded our product distribution by offering several of our open-end Funds through third party distribution programs, including NTF programs. In 1998 and 1999, we further expanded these efforts to include substantially all of our open-end Funds in third party distribution programs. Approximately 27% of the AUM in the open-end equity funds are still attributable to our direct response marketing efforts. Third party distribution programs have become an increasingly important source of asset growth for us. Of the $10.5 billion of AUM in the open-end equity Funds as of December 31, 2019, approximately 73% were generated through third party distribution programs. We are responsible for paying the distribution fees charged by many of the third party distribution programs, although a portion of such distribution fees under certain circumstances are payable by the Funds. The multi-class shares are available in all of the Funds, with the exception of the Gabelli Capital Asset Fund. We believe that the use of multi-class shares expands the distribution of our open-end Funds into the advised sector of the mutual fund investment community. We introduced Class I shares, which are no-load shares with higher minimum initial investment and without distribution fees, available directly through G.distributors or through brokers that have entered into selling agreements with respect to Class I shares. The no-load shares are designated as Class AAA shares and are available for new and current investors. In general, distribution through third party programs has greater variable cost components and lower fixed cost components than distribution through our traditional direct sales methods.

We provide investment advisory and management services pursuant to an investment management agreement with each fund (“Fund IMAs”). The Fund IMAs generally provide that we are responsible for the overall investment and administrative services, subject to the oversight of each fund’s board of directors or trustees and in accordance with each fund’s fundamental investment objectives and policies. The Fund IMAs permit us to enter into separate agreements for sub-administrative and accounting services on behalf of the respective funds.

Our affiliated advisor provides the Funds with administrative services pursuant to the Fund IMAs. Such services include, without limitation, supervision of the calculation of net asset value, preparation of financial reports for shareholders of the funds, internal accounting, tax accounting and reporting, regulatory filings, and other services. Most of these administrative services are provided through sub-contracts with independent third parties. Transfer agency and custodial services are provided directly to the funds by independent third parties.

Each of our Fund IMAs may continue in effect from year to year only if specifically approved at least annually by (i) the fund’s board of directors or trustees or (ii) the fund’s shareholders and, in either case, the vote of a majority of the fund’s independent or non-interested directors or trustees who are not parties to the agreement or “interested persons” of any such party, within the meaning of the Investment Company Act of 1940, as amended (“Company Act”). Each fund may terminate its Fund IMA at any time upon 60 days’ written notice by (i) a vote of the majority of the board of directors or trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy (if at least 50% of the shares are present at the meeting) or 50% of the outstanding voting shares of such fund. Each Fund IMA automatically terminates in the event of its assignment, as defined in the Company Act. We may terminate a Fund IMA without penalty on 60 days’ written notice.

Open-End Fund Distribution

G.distributors, a wholly-owned subsidiary of GBL, is a broker-dealer registered under the Exchange Act, and is regulated by the Financial Industry Regulatory Authority (“FINRA”). G.distributors’ revenues are derived primarily from the distribution of our open-end Funds. G.distributors distributes our open-end Funds pursuant to distribution agreements with each Fund. It also distributes funds managed by Teton and its affiliates. Under each distribution agreement with an open-end Fund, G.distributors offers and sells such open-end Fund’s shares on a continuous basis and pays the majority of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising, maintaining sales and customer service teammates and sales and services fulfillment systems, and payments to the sponsors of third party distribution programs, financial intermediaries, and G.distributors’ sales teammates. G.distributors receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 (“12b-1”) of the Company Act. Distribution fees from the open-end Funds are computed daily based on average net assets. For the years ended December 31, 2019 and 2018, distribution fees from the open-end Funds amounted to $29.2 million and $35.1 million, respectively, while payments to third-parties for selling the open-end Funds totaled $27.2 million and $32.3 million, respectively. G.distributors is the principal underwriter for the Funds distributed in multiple classes of shares, which carry either a front-end, back-end or no sales charge. For the years ended December 31, 2019 and 2018, underwriting fees and sales charges retained amounted to $1.3 million and $0.9 million, respectively.

Under the distribution plans, the Class AAA shares of the open-end Funds (except The Gabelli U.S. Treasury Money Market Fund, Gabelli Capital Asset Fund and The Gabelli ABC Fund) and the Class A and ADV shares of certain funds pay G.distributors a distribution fee of 0.25% per year (except the Class A shares of the TETON Westwood funds which pay 0.50% per year, except for the TETON Westwood Intermediate Bond Fund which pays 0.35%, and the Class A shares of the Gabelli Enterprise Mergers and Acquisitions Fund which pay 0.45% per year) on the average daily net assets of the fund. Class C shares have a 12b-1 distribution plan with a distribution fee totaling 1.00%.

G.distributors’ distribution agreements with each fund may continue in effect from year to year only if specifically approved at least annually by (i) the fund’s board of directors or trustees or (ii) the fund’s shareholders and, in either case, the vote of a majority of the fund’s board of directors or trustees who are not parties to the agreement or “interested persons” of any such party, within the meaning of the Company Act. Each fund may terminate its distribution agreement, or any agreement thereunder, at any time upon 60 days’ written notice by (i) a vote of the majority of its board of directors or trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy (if at least 50% of the shares are present at the meeting) or 50% of the outstanding voting shares of such fund. Each distribution agreement automatically terminates in the event of its assignment, as defined in the Company Act. G.distributors may terminate a distribution agreement without penalty upon 60 days’ written notice.

G.distributors also offers our open-end Fund products through our website, www.gabelli.com, where directly registered investors can access their personal account information and buy, sell, and exchange fund shares. Fund prospectuses, quarterly reports, fund applications, daily net asset values, and performance charts are all available online.

Competition

We compete with other investment management firms and mutual fund companies, insurance companies, banks, brokerage firms, and other financial institutions that offer products that have similar features and investment objectives. Many of these investment management firms are subsidiaries of large diversified financial companies. Many others are much larger in terms of AUM and revenues and, accordingly, have much larger sales organizations and marketing budgets. Historically, we have competed primarily on the basis of the long-term investment performance of many of our investment products in addition to brand recognition of the Firm and market awareness of its founder, Mr. Gabelli. We have taken steps to increase our distribution channels, brand consistency and marketing communications and thought-leadership efforts. Other trends affecting the investment management business include the widespread popularity of index mutual funds and exchange-traded funds (“ETFs”), which have tax and cost advantages over traditional investment companies.

The market for providing investment management services to Institutional and PWM clients is also highly competitive. Approximately 30% of our investment advisory fee revenue for the year ended December 31, 2019 was derived from our Institutional and PWM business. Selection of investment advisors by U.S. institutional investors is often subject to a screening process and favorable recommendations by investment industry consultants. Many of these investors require their investment advisors to have a successful and sustained performance record, often five years or longer with focus also on one-year and three-year performance records. We have significantly increased our AUM on behalf of U.S. institutional investors since our entry into the institutional asset management business in 1977.

Intellectual Property

Service marks and brand name recognition are important to our business. We have rights to the service marks under which our products are offered. We have registered certain service marks in the U.S. and will continue to do so as new trademarks and service marks are developed or acquired. We have rights to use the “Gabelli” name, the “GAMCO” name, and other names. Pursuant to an assignment agreement, Mr. Gabelli has assigned to us all of his rights, title, and interests in and to the “Gabelli” name for use in connection with investment management services, mutual funds and securities brokerage services. However, under the agreement, Mr. Gabelli will retain any and all rights, title, and interests he has or may have in the “Gabelli” name for use in connection with (i) charitable foundations controlled by Mr. Gabelli or members of his family and (ii) entities engaged in private investment activities for Mr. Gabelli or members of his family. In addition, the funds managed by Mr. Gabelli outside GBL have entered into a license agreement with us permitting them to continue limited use of the “Gabelli” name under specified circumstances.

Regulation

Virtually all aspects of our businesses are subject to various federal, state, and foreign laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and shareholders of investment funds. Under such laws and regulations, agencies that regulate investment advisors and broker-dealers have broad powers, including the power to limit, restrict or prohibit such an advisor or broker-dealer from carrying on its business in the event that it fails to comply with such laws and regulations. In such an event, the possible sanctions that may be imposed include civil and criminal liability, the suspension of individual employees, injunctions, limitations on engaging in certain lines of business for specified periods of time, revocation of the investment advisor, and other registrations, censures, and fines.

Our business is subject to extensive regulation at the federal, state, and foreign level by the SEC and other regulatory bodies. Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940, as amended (“Advisers Act”), and the funds are registered with the SEC under the Company Act. We also have a subsidiary that is registered as a broker-dealer with the SEC and is subject to regulation by FINRA and various states.

The subsidiaries of GBL that are registered with the SEC under the Advisers Act (Gabelli Funds, GAMCO Asset and Gabelli Fixed Income L.L.C.) are regulated by and subject to examination by the SEC. The Advisers Act imposes numerous obligations on registered investment advisors, including fiduciary duties, disclosure obligations, and record keeping, operational, and marketing requirements. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from censure to termination of an investment advisor’s registration. The failure of an advisory subsidiary to comply with the requirements of the SEC could have a material adverse effect on us.

We derive a substantial majority of our revenues from investment advisory services through our various investment management agreements. Under the Advisers Act, our investment management agreements may not be assigned without the client’s consent. Under the Company Act, advisory agreements with registered investment companies such as our Funds terminate automatically upon assignment. The term “assignment” is broadly defined and includes direct as well as assignments that may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling interest in GBL.

In its capacity as a broker-dealer, G.distributors is required to maintain certain minimum net capital amounts. These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made, and cash dividends may not be paid if certain minimum net capital requirements are not met. G.distributors’ net capital, as defined, met or exceeded all minimum requirements as of December 31, 2019. As a registered broker-dealer, G.distributors is also subject to periodic examination by FINRA, the SEC, and the states.

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

Investments by GBL and on behalf of our Funds and Institutional and PWM clients often represent a significant equity ownership position in an issuer’s class of stock. As of December 31, 2019, we had five percent or more beneficial ownership with respect to 98 equity securities. This activity raises frequent regulatory, legal, and disclosure issues regarding our aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers’ shareholder rights plans or “poison pills,” and various federal and state regulatory limitations, including state gaming laws and regulations, federal communications laws and regulations, and federal and state public utility laws and regulations, as well as federal proxy rules governing shareholder communications and federal laws and regulations regarding the reporting of beneficial ownership positions. Foreign country regulations may have different levels of ownership limitations. Our failure to comply with these requirements could have a material adverse effect on us.

The USA Patriot Act of 2001 contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers, mutual funds and other financial services companies, including standards for verifying client identification at account opening and obligations to monitor client transactions and report suspicious activities. Anti-money laundering laws outside of the U.S. contain some similar provisions. Our failure to comply with these requirements could have a material adverse effect on us.

We and certain of our affiliates are subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies. In connection with our office in London and our plans to market certain products in Europe, we are required to comply with the laws of the United Kingdom and other European countries regarding these activities. Our subsidiary, GAMCO Asset Management (UK) Limited, is regulated by the Financial Conduct Authority. In connection with our registration in the United Kingdom, we have minimum capital requirements that have been consistently met or exceeded. We opened offices in Hong Kong, Shanghai, and Tokyo and, therefore, are subject to national and local laws in those jurisdictions. We are subject to requirements in numerous jurisdictions regarding reporting of beneficial ownership positions in securities issued by companies whose securities are publicly-traded in those countries.

Regulatory matters

The investment management industry is likely to continue facing a high level of regulatory scrutiny and become subject to additional rules designed to increase disclosure, tighten controls, and reduce potential conflicts of interest. In addition, the SEC has substantially increased its use of focused inquiries, which request information from investment advisors and a number of fund complexes regarding particular practices or provisions of the securities laws. We participate in some of these inquiries in the normal course of our business. Changes in laws, regulations, and administrative practices by regulatory authorities, and the associated compliance costs, have increased our cost structure and could in the future have a material adverse impact. Although we have installed procedures and utilize the services of experienced administrators, accountants, and lawyers to assist us in adhering to regulatory guidelines and satisfying these requirements, and maintain insurance to protect ourselves in the case of client losses, there can be no assurance that the precautions and procedures that we have instituted and installed, or the insurance that we maintain to protect ourselves in case of client losses, will protect us from all potential liabilities.

See Legal Proceedings in Part I, Item 3 of this Form 10-K for additional information.

Teammates

As of February 29, 2020, we had a full-time staff of 189 teammates, of whom 64 served in the portfolio management, portfolio management support, and trading areas (including 25 portfolio managers for the Funds and Institutional and PWM), 66 served in the marketing and shareholder servicing areas, and 59 served in the administrative area.

Status as a Smaller Reporting Company

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K. As a result, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies.” We will, in general, remain a smaller reporting company unless the market value of GBL common stock that is held by non-affiliates exceeds $250 million as of the last business day of our most recently completed second fiscal quarter.

We may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us as long as we qualify as a smaller reporting company.

ITEM 1A: RISK FACTORS

We caution the reader that the following risks and those risks described elsewhere in this report and in our other SEC filings could have a material adverse effect on our business, prospects, financial condition, results of operations, or cash flows or could cause a decline in the Company’s stock price.

Risks Related to Our Industry

We earn substantially all of our revenue based on assets under management and, therefore, a reduction in assets under management would reduce our revenues and profitability. Assets under management fluctuate based on many factors including market conditions, investment performance, and terminations of investment contracts.

Substantially all of our revenues are directly related to the amount of our AUM. Under our investment advisory contracts with our clients, the investment advisory fees we receive are typically based on the market value of AUM. In addition, we receive asset-based distribution fees with respect to the open-end Funds managed by Gabelli Funds or Teton and its affiliates over time pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Company Act. Rule 12b-1 fees typically are based on the average AUM and represented approximately 9.4% and 10.3% of our total revenues for the years ended December 31, 2019 and 2018, respectively. Accordingly, a decline in the prices of securities generally may cause our revenues and net income to decline by either causing the value of our AUM to decrease, which would result in lower investment advisory and Rule 12b-1 fees, or causing our clients to withdraw funds in favor of investments they perceive to offer greater opportunity or lower risk, which would also result in lower fees. The securities markets are highly volatile, and securities prices may decrease for many reasons beyond our control, including, but not limited to, economic and political events, war (whether or not directly involving the U.S.), acts of terrorism, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by derivative counterparties, bond default risks, sovereign debt crisis, and other factors that are difficult or impossible to predict. If a decline in securities prices caused our revenues to decline, it could have a material adverse effect on our earnings. Lastly, as we are a traditional asset manager, we do not receive additional revenue streams from alternative asset strategies such as hedge funds, private equity, or venture capital.

Changes in laws or regulations or in governmental policies and compliance with existing laws or regulations could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability, and materially and adversely affect our business.

Our business is subject to extensive regulation in the U.S., primarily at the federal level, including regulation by the SEC under the Company Act and the Advisers Act as well as other securities laws, by the Department of Labor under ERISA, and regulation by FINRA and state regulators. The Funds managed by Gabelli Funds are registered with the SEC as investment companies under the Company Act. The Advisers Act imposes numerous obligations on investment advisors, including record-keeping, advertising and operating requirements, fiduciary and disclosure obligations, custodial requirements, and prohibitions on fraudulent activities. The Company Act imposes similar obligations, as well as additional detailed operational requirements, on registered investment companies and investment advisors. In addition, our businesses are also subject to regulation by the Financial Services Authority in the United Kingdom, and we are also subject to the laws of other non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies.

Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of teammates, or other sanctions, including revocation of our subsidiaries’ registrations as an investment advisor or broker-dealer. Industry regulations are designed to protect our clients and investors in our funds and other third parties who deal with us and to ensure the integrity of the financial markets. Our industry is frequently altered by new laws or regulations and by revisions to, and evolving interpretations of, existing laws and regulations, both in the U.S. and in other nations. Changes in laws or regulations or in governmental policies could limit the sources and amounts of our revenues including but not limited to distribution revenue under the Company Act, increase our costs of doing business, decrease our profitability, and materially and adversely affect our business.

To the extent that provisions of the Tax Cuts and Jobs Act (the “Act”) affect the deductibility of named executive officer (“NEO”) compensation, we may be impacted.

The Act eliminates the performance based compensation exception for NEO compensation deductibility, limiting the amount of deductible NEO compensation to $1 million annually per NEO. To the extent that some of the compensation of our NEOs is affected by this change, we would have a lower amount of deductible compensation and a higher effective tax rate than we would have had without this loss of deductibility.

To the extent we are forced to compete on the basis of price, we may not be able to maintain our current fee structure.

The investment management business is highly competitive and has relatively low barriers to entry. To the extent we are forced to compete on the basis of price, we may not be able to maintain our current fee structure. Although our investment advisory fees vary from product to product, historically we have competed primarily on the performance of our products and not on the level of our investment advisory fees relative to those of our competitors. In recent years, however, there has been a trend toward lower fees in the investment management industry. In order to maintain our fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that make investors willing to pay our fees. In addition, the board of directors or trustees of each Fund managed by Gabelli Funds must make certain findings as to the reasonableness of its fees. We cannot be assured that we will succeed in providing investment returns and service that will allow us to maintain our current fee structure. Fee reductions on existing or new business could have an adverse effect on our profit margins and results of operations.

We derive a substantial portion of our revenues from investment advisory contracts that may be terminated on short notice or may not be renewed by clients.

A substantial majority of our revenues are derived from investment management agreements and distribution arrangements. Investment management agreements and distribution arrangements with the Funds are terminable without penalty on 60 days’ notice (subject to certain additional procedural requirements in the case of termination by a Fund) and must be specifically approved at least annually, as required by law. Such annual renewal requires, among other things, approval by the disinterested members of each Fund’s board of directors or trustees. Investment advisory agreements with our Institutional and PWM clients are typically terminable by the client without penalty on 30 days’ notice or less. Any failure to renew or termination of a significant number of these agreements or arrangements would have a material adverse effect on us.

Investors in the open-end Funds can redeem their investments in these Funds at any time without prior notice, which could adversely affect our earnings.

Open-end Fund investors may redeem their investments in those Funds at any time without prior notice. Investors may reduce the aggregate amount of AUM for any number of reasons, including investment performance, changes in prevailing interest rates, and financial market performance. In a declining stock market, the pace of mutual fund redemptions could accelerate. Poor performance relative to other asset management firms tends to result in decreased purchases of open-end fund shares and increased redemptions of open-end fund shares. The redemption of investments in the Funds managed by Gabelli Funds would adversely affect our revenues, which are substantially dependent upon the AUM in our Funds. If redemptions of investments in the open-end Funds caused our revenues to decline, it could have a material adverse effect on our earnings.

Certain changes in control of our company would automatically terminate our investment management agreements with our clients, unless our Institutional and PWM clients consent and, in the case of Fund clients, the Funds’ boards of directors and shareholders vote to continue the agreements, and could prevent us for a two-year period from increasing the investment advisory fees we are able to charge our mutual fund clients.

Under the Company Act, an investment management agreement with a fund must provide for its automatic termination in the event of its assignment. The fund’s board and shareholders must vote to continue the agreement following its assignment, the cost of which ordinarily would be borne by us. Under the Advisers Act, a client’s investment management agreement may not be assigned by the investment advisor without the client’s consent. An investment management agreement is considered to be assigned to another party when a controlling block of the advisor’s ownership is transferred. In our case, an assignment of our investment management agreements may occur if, among other things, we sell or issue a certain number of additional common shares in the future. We cannot be certain that our clients will consent to assignments of our investment management agreements or approve new agreements with us if an assignment occurs. Under the Company Act, if a fund’s investment advisor engages in a transaction that results in the assignment of its investment management agreement with the fund, the advisor may not impose an unfair burden on that fund as a result of the transaction for a two-year period after the transaction is completed. The term “unfair burden” has been interpreted to include certain increases in investment advisory fees. This restriction may discourage potential purchasers from acquiring a controlling interest in our company.

Catastrophic and unpredictable events could have a material adverse effect on our business.

A terrorist attack, political unrest, war (whether or not directly involving the U.S.), power failure, cyber-attack, technology failure, natural disaster, or many other possible catastrophic or unpredictable events could adversely affect our future revenues, expenses, and earnings by, among other things: causing disruptions in U.S., regional or global economic conditions; interrupting our normal business operations; inflicting teammate casualties, including loss of our key executives; requiring substantial expenditures and expenses to repair, replace, and restore normal business operations; and reducing investor confidence.

We have a disaster recovery plan to address certain contingencies, but it cannot be assured that this plan will be effective or sufficient in responding to, eliminating, or ameliorating the effects of all disaster scenarios. If our teammates or vendors we rely upon for support in a catastrophic event are unable to respond adequately or in a timely manner, we may lose clients resulting in a decrease in AUM, which may have a material adverse effect on revenues and net income.

The soundness of other financial institutions could adversely affect our business.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We and the investments we manage may have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, clearing organizations, mutual and hedge funds, and other institutions. Many of these transactions expose us, or the accounts we manage, to credit risk in the event of the counterparty’s default. There is no assurance that any such losses would not materially and adversely impact the Company’s revenues and earnings.

Risks Related to Our Business

Control by Mr. Gabelli of a majority of the combined voting power of our common stock may give rise to conflicts of interests.

Since our IPO in 1999, Mr. Gabelli, through his control and majority ownership of GGCP, has beneficially owned a majority of our outstanding Class B Stock, currently representing approximately 92% of voting control. As long as Mr. Gabelli indirectly beneficially owns a majority of the combined voting power of our common stock, he will have the ability to elect all of the members of our Board of Directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on the common stock. In addition, Mr. Gabelli will be able to determine the outcome of matters submitted to a vote of our shareholders for approval and will be able to cause or prevent a change in control of our company. As a result of Mr. Gabelli’s control, none of our agreements with Mr. Gabelli and other companies controlled by him can be assumed to have been arrived at through arm’s-length negotiations, although we believe that the parties endeavor to implement market-based terms. There can be no assurance that we would not have received more favorable terms, or offered less favorable terms to, an unaffiliated party.

We depend on Mr. Gabelli and other key teammates.

We are dependent on the efforts of Mr. Gabelli, our Chairman of the Board, Chief Executive Officer, Co-Chief Investment Officer of the Value team (along with Christopher Marangi and Kevin Dreyer), and the primary portfolio manager for a significant majority of our AUM. The loss of Mr. Gabelli’s services could have a material adverse effect on us.

On February 6, 2008, Mr. Gabelli entered into an amended and restated employment agreement (as amended, the “2008 Employment Agreement”) with the Company, which was initially approved by the Company’s shareholders on November 30, 2007 and approved again on May 6, 2011 and May 5, 2015, and which limits his activities outside of the Company. Under the 2008 Employment Agreement, the manner of computing Mr. Gabelli’s remuneration from GAMCO is unchanged.

Mr. Gabelli has agreed that while he is employed by us he will not provide investment management services outside of GAMCO, AC, and GGCP, except for certain permitted accounts. These permitted accounts, excluding personal accounts, held assets at December 31, 2019 and 2018 of approximately $264.1 million and $239.0 million, respectively. Mr. Gabelli continues to be a member of the team that manages the TETON Westwood Mighty MitesSM Fund, whose advisor, Teton, was spun-off from GBL in March 2009. Effective February 27, 2017, Gabelli Funds became the sub-advisor to the TETON Westwood Mighty MitesSM Fund. The assets in the TETON Westwood Mighty MitesSM Fund at December 31, 2019 and 2018 were $1.0 billion and $1.1 billion, respectively. The 2008 Employment Agreement may not be amended without approval by the committee of our Board of Directors responsible for administering compensation and Mr. Gabelli.

In addition to Mr. Gabelli, our future success depends to a substantial degree on our ability to retain and attract other qualified teammates to conduct our investment management business, including Messrs. Marangi and Dreyer, the other Co-Chief Investment Officers of the Value team. The market for qualified portfolio managers is extremely competitive. We anticipate that it will be necessary for us to add portfolio managers and investment analysts as we further diversify our investment products and strategies. There can be no assurance, however, that we will be successful in our efforts to recruit and retain teammates. In addition, our investment professionals and senior marketing teammates have direct contact with our Institutional and PWM clients, which can lead to strong client relationships. The loss of these teammates could jeopardize our relationships with certain Institutional and PWM clients, and result in the loss of such accounts. The loss of key management professionals or the inability to recruit and retain sufficient portfolio managers and marketing teammates could have a material adverse effect on our business.

There may be adverse effects on our business from a decline in the performance of the securities markets.

Our results of operations are affected by many economic factors, including the performance of the securities markets. The securities markets in general have experienced significant volatility, and such volatility may continue or increase in the future. At December 31, 2019, approximately 92% of our AUM was invested in portfolios consisting primarily of equity securities. Any decline in the securities markets, in general, and the equity markets, in particular, could reduce our AUM and consequently reduce our revenues. In addition, any such decline in the equity markets, failure of these markets to sustain their prior levels of growth, or continued short-term volatility in these markets could result in investors withdrawing from the equity markets or decreasing their rate of investment, either of which would be likely to adversely affect us. Also, from time to time, a relatively high proportion of the assets we manage may be concentrated in particular economic or industry sectors. A general decline in the performance of securities in those industry sectors could have an adverse effect on our AUM and revenues.

Since the separation, certain of our directors and officers may have actual or potential conflicts of interest because of their positions or relationships with AC.

Since the separation of AC from GAMCO, Mario J. Gabelli has continued to serve as our Chairman and Chief Executive Officer and also serves as Executive Chairman of AC. Marc Gabelli, a son of Mario J. Gabelli, continues to have responsibilities relating to GAMCO and AC. Kevin Handwerker, GAMCO’s Executive Vice President, General Counsel and Secretary, also serves AC in the same capacities. Douglas R. Jamieson has continued to serve as President and Director of GAMCO Asset and also serves as Chief Executive Officer, President, and Director of AC. In addition, certain of our portfolio managers and teammates provide services to AC pursuant to the Transitional Services Agreement with AC and are officers or employees of AC. Such dual assignments could create, or appear to create, potential conflicts of interest when our and AC’s officers and directors face decisions that could have different implications for the two companies.

Also, some of our directors, executive officers, portfolio managers, and teammates own shares of AC common stock as well as GGCP.

Mario J. Gabelli is deemed to control AC by his control of GGCP Holdings, LLC, an intermediate subsidiary of GGCP, a private company controlled by Mario J. Gabelli. Marc Gabelli is President of GGCP.

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

Both GAMCO and AC expect to be vigilant in attempting to identify and resolve any potential conflicts of interest, including, but not limited to, the types described above at the earliest possible time. However, there can be no guarantee that the interests of GAMCO may not be adversely affected at some point by such a conflict.

Our reputation is critical to our success.

Our reputation is critical to acquiring, maintaining, and developing relationships with our clients, Fund shareholders, and third party intermediaries. Misconduct by our teammates, or even unsubstantiated allegations, could result not only in direct financial harm but also in harm to our reputation, causing injury to the value of our brands and our ability to retain or attract AUM. Moreover, reputational harm may cause us to lose current teammates and we may be unable to attract new teammates with similar qualification or skills. Damage to our reputation could substantially reduce our AUM and impair our ability to maintain or grow our business, which could have a material adverse effect on us.

There is a possibility of losses associated with proprietary investment activities.

Currently, we maintain a proprietary investment position in a few securities. Market fluctuations and other factors may result in substantial losses in our proprietary accounts, which could have an adverse effect on our balance sheet, reduce our ability or willingness to make new investments, or impair our credit ratings.

Future investment performance could reduce revenues and other income.

Success in the investment management and mutual fund businesses is dependent on investment performance as well as distribution and client servicing. Good performance generally stimulates sales of our investment products and tends to keep withdrawals and redemptions low, which generates higher advisory fees (which are based on the amount of AUM). Conversely, poor performance, both in absolute terms and/or relative to peers and industry benchmarks, tends to result in decreased sales, increased withdrawals and redemptions in the case of the open-end Funds, and in the loss of Institutional and PWM clients, with corresponding decreases in revenues to us. Many analysts of the mutual fund industry believe that investment performance is the most important factor for the growth of open-end and closed-end funds, such as those we offer. Failure of our investment products to perform well or failure of the Funds to maintain ratings or rankings could, therefore, have a material adverse effect on us.

In addition, when our investment products experience strong results relative to the market or other asset classes, clients’ investments in our products may increase beyond their target levels, and we could, therefore, suffer withdrawals as our clients rebalance their investments to fit their asset allocation preferences.

Loss of significant Institutional and PWM accounts could affect our revenues.

We had approximately 1,700 Institutional and PWM accounts as of December 31, 2019, of which the ten largest accounts generated approximately 9% of our total revenues during the year ended December 31, 2019. Account turnover for any reason would have an adverse effect on our revenues. Notwithstanding performance, we have, from time to time, experienced account turnover of large Institutional and PWM accounts as a result of corporate mergers and restructurings, and we could continue to lose accounts under these or other circumstances.

A decline in the market for closed-end funds could reduce our ability to raise future assets to manage.

Market conditions may preclude us from increasing the assets we manage in our closed-end Funds. A significant portion of our growth in the assets we manage resulted from public offerings of the common and preferred shares of the closed-end Funds. We raised approximately $6.1 billion in gross assets through closed-end Fund offerings since January 2004. The market conditions for these offerings may not be as favorable in the future, which could adversely impact our ability to grow our AUM and our revenue.

We rely on third party distribution programs.

A significant share of sales of our open-end Funds come through third party distribution programs, which are programs sponsored by third party intermediaries that offer their mutual fund customers a variety of competing products and administrative services. A substantial component of sales growth is from third party distribution programs with no transaction fees payable by the customer, which we refer to as NTF programs. Approximately $3.0 billion of our AUM in the open-end equity Funds as of December 31, 2019 are held through NTF programs. The cost of participating in third party distribution programs is higher than our direct distribution costs, and it is anticipated that the cost of third party distribution programs will increase in the future. Any increase would be likely to have an adverse effect on our profit margins and results of operations. In addition, there can be no assurance that the third party distribution programs will continue to distribute the Funds on their platforms. Consolidation may result in the reduction of distributors or increased competition to access third party channels, as well as increased distribution costs. At December 31, 2019, approximately 91% of the NTF program net assets in the Gabelli/GAMCO families of Funds are attributable to two NTF programs. The decision by these third party distribution programs to discontinue distribution of our Funds, or a decision by us to withdraw one or more of the Funds from the programs, could have an adverse effect on our growth of AUM.

Operational risks may disrupt our businesses, result in regulatory action against us, or limit our growth.

We face operational risk arising from errors made in the execution, confirmation, or settlement of transactions or from transactions not being properly recorded, evaluated, or accounted for. Our business is highly dependent on our ability to process, on a daily basis, transactions across markets in an efficient and accurate manner. Consequently, we rely heavily on our financial, accounting, and other data processing systems. Despite the reliability of these systems, and the training and skill of our teammates and third parties we rely on, it remains likely that errors may occasionally occur due to the extremely large number of transactions we process. In addition, if systems we use are unable to accommodate an increasing volume of transactions, our ability to expand our businesses could be constrained. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention, or reputational damage.

Failure to maintain adequate infrastructure could impede the Company’s productivity and growth. Additionally, failure to implement effective information and cyber security policies, procedures, and capabilities could disrupt operations and cause financial losses that could result in a decrease in the Company’s earnings or stock price.

Our infrastructure, including our information systems and technology, is vital to the competitiveness of our business. The failure to maintain an adequate infrastructure commensurate with the size and scope of our business could impede our productivity and growth, which could cause our earnings or stock price to decline. We outsource a significant portion of our information systems operations to third parties who are responsible for providing the management, maintenance, and updating of such systems. Technology is subject to rapid change and we cannot guarantee that our competitors may not implement more advanced technology platforms for their products than we do for ours. In addition, there can be no assurance that the cost of maintaining such outsourcing arrangements will not increase from its current level, which could have a material adverse effect on us.

In addition, any inaccuracies, delays, system failures, or security breaches in these and other systems could subject us to client dissatisfaction and losses. Breach of our technology systems could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the breach, additional security costs to mitigate against future incidents, and litigation costs resulting from the incident. Moreover, loss of confidential customer identification information could harm our reputation and subject us to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenues. Further, although we take precautions to password protect and encrypt our laptops, tablets, smartphones, and other mobile electronic hardware, if such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us.

Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. We may be the target of cyber-attacks, including denial-of-service attacks, and must continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, and networks may be vulnerable to unauthorized access, misuse, computer viruses, or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in our, our clients’, our counterparties’, or third parties’ operations, which could impact their ability to transact with us or otherwise result in significant losses or reputational damage. The increased use of mobile technologies can heighten these and other operational risks. We expect to expend additional resources on an ongoing basis to modify our protective measures and to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

We routinely transmit and receive personal, confidential, and proprietary information by email and other electronic means. We have discussed and worked with clients, vendors, service providers, counterparties, and other third parties to develop secure transmission capabilities and protect against cyber-attacks, but we do not have, and may be unable to put in place, secure capabilities with all of our clients, vendors, service providers, counterparties, and other third parties and we may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of the information. An interception, misuse, or mishandling of personal, confidential, or proprietary information being sent to or received from a client, vendor, service provider, counterparty, or other third party could result in legal liability, regulatory action, and reputational harm.

The failure of one of our vendors to fulfill its obligations to us could have a material adverse effect on the Company and its products.

The Company depends on a number of key vendors for various fund administration, accounting, custody, and transfer agent roles and other operational needs. The failure or inability of the Company to diversify its sources for key services or the failure of any key vendors to fulfill their obligations could lead to operational issues for the Company and in certain products, which could result in financial losses for the Company and its clients.

Our ability to meet cash needs may be adversely affected by a number of factors.

Our ability to meet anticipated cash needs is affected by factors such as the market value of our assets, our operating cash flows, and our creditworthiness as perceived by lenders. Adverse developments in any of these areas could have significantly adverse effects on our business. If we are unable to obtain funds and financing in a timely manner or on acceptable terms, we may be forced to incur unanticipated costs or revise our business plans. Further, our access to the capital markets depends significantly on our credit ratings. A reduction in our credit ratings could increase our future borrowing costs and limit our access to the capital markets. Volatility in the U.S., regional, or global financing markets may also impact our ability to access the capital markets should we seek to do so, and we may be forced to incur unanticipated costs or experience other adverse effects on our business. We currently have a credit rating of investment grade with one rating agency and one below investment grade with another rating agency. We believe that if our credit rating was below investment grade with both credit agencies it would increase our long-term borrowing costs, on future borrowings, by approximately 50 basis points, while a two notch downgrade would increase our long-term borrowing costs, on future borrowings, by approximately 100 basis points. Our current outstanding debt issuances would not be impacted by any changes in our ratings.

We face exposure to legal actions, including litigation and arbitration claims and regulatory and governmental examinations and/or investigations. Insurance coverage for these matters may be inadequate.

The volume of litigation and arbitration claims against financial services firms and the amount of damages claimed has increased over the past several years. The types of claims that we may face are varied. For example, we may face claims against us for purchasing securities that are inconsistent with a client’s investment objectives or guidelines, in connection with the operation of the Funds, or arising from an employment dispute. The risk of litigation is difficult to predict, assess, or quantify, and may occur years after the activities or events at issue. In addition, from time to time we may become the subject of governmental or regulatory investigations and/or examinations. Even if we prevail in a legal or regulatory action, the costs alone of defending against the action or the harm to our reputation could have a material adverse effect on us. The insurance coverage that we maintain with respect to legal and regulatory actions may be inadequate or may not cover certain proceedings.

Compliance failures could adversely affect us.

Our investment management activities are subject to client guidelines, and our mutual fund business involves compliance with numerous investment, asset valuation, liquidity, distribution, and tax requirements. A failure to comply with these guidelines or contractual requirements could result in damage to the Company’s reputation or in its clients seeking to recover losses, withdrawing their AUM, or terminating their contracts, any of which could cause the Company’s revenues and earnings to decline. There can be no assurance that the precautions and procedures that we have instituted and installed or the insurance we maintain to protect ourselves in case of client losses will protect us from potential liabilities.

We face strong competition from numerous and, in many instances, larger companies.

The asset management business is intensely competitive. We compete with numerous investment management companies, stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations, and other financial institutions. The periodic establishment of new investment management companies and other competitors increases the competition that we face. At the same time, consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Competition is based on various factors, including, among others, business reputation, investment performance, product mix and offerings, service quality and innovation, distribution relationships, and fees charged. Our competitive success in any or all of these areas cannot be assured. Additionally, competing securities dealers whom we rely upon to distribute our open-end Funds also sell their own proprietary funds and investment products, which could limit the distribution of our investment products. To the extent that existing or potential customers, including securities dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues, and net income could decline.

Investors are choosing to invest in passive strategies such as index funds and ETFs.

Our actively managed investment strategies compete against passive strategies. The trend in market demand for investors towards passive products such as index funds and ETFs, which favor our competitors in the asset management business, reduces opportunities for active managers. Investors are increasingly attracted to these lower fee passive products, which have gained, and may continue to gain, market share at the expense of active products like those managed by us.

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

Launch of new strategies and products may negatively impact our results of operations.

We may support the development of new investment strategies and products by waiving a portion of the management fees we are entitled to receive or by subsidizing expenses. Additionally, the costs with establishing new strategies and products can exceed the revenues generated, which could have an adverse effect on our profit margins and results of operations. Also, we may provide seed capital to new strategies and products, which could have an adverse effect on our consolidated financial statements, reduce our ability or willingness to make new investments, or impair our credit ratings.

Risks Related to our Common Stock

The disparity in the voting rights among the classes of shares may have a potential adverse effect on the price of our Class A Stock.

The holders of Class A Stock and Class B Stock have identical rights except that (i) holders of Class A Stock are entitled to one vote per share, while holders of Class B Stock are entitled to ten votes per share on all matters to be voted on by shareholders in general, and (ii) holders of Class A Stock are not eligible to vote on matters relating exclusively to Class B Stock and vice versa. Since our IPO in 1999, Mr. Gabelli, through his control and majority ownership of GGCP, has beneficially owned a majority of our outstanding Class B Stock, currently representing approximately 92% of voting control. As long as Mr. Gabelli indirectly beneficially owns a majority of the combined voting power of our common stock, he will have the ability to elect all of the members of our Board of Directors and thereby control our management and affairs, including, among other things, any determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on the common stock. The differential in voting rights and the ability of our company to issue additional Class B Stock could adversely affect the value of the Class A Stock to the extent the investors, or any potential future purchaser of our company, view the superior voting rights of the Class B Stock to have value. On May 3, 2017, Class A Stock shareholders approved an advisory proposal for the Board of Directors to consider the conversion and reclassification of our shares of Class B Stock into Class A Stock at a ratio in the range of 1.15 to 1.25 shares of Class A Stock for each share of Class B Stock. The Board of Directors has made no decision on this matter.

Future sales of our Class A Stock in the public market or sales or distributions of our Class B Stock could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute our stockholders’ ownership in us.

We may sell additional shares of Class A Stock in subsequent public offerings. We also may issue additional shares of Class A Stock or convertible debt securities. On March 5, 2018, AC completed a tender offer in which tendering AC shareholders received an aggregate of approximately 660,000 shares of our registered Class A Stock constituting approximately 7% of the Class A Stock outstanding. On October 29, 2018, AC completed another tender offer in which tendering AC shareholders received an aggregate of approximately 710,000 shares of our registered Class A Stock constituting approximately 7% of the Class A Stock outstanding. The market price of our Class A Stock could decline as a result of sales of Class A Stock by such shareholders. Any such sales, as well as sales by our other current shareholders, could be perceived negatively.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

Our principal offices are located at One Corporate Center, Rye, NY, consisting of a single 60,000 square foot building under a lease agreement which expires on December 31, 2028 from an entity controlled by members of Mr. Gabelli's immediate family, and at 191 Mason Street, Greenwich, CT, under a lease agreement from an affiliate. In addition, we lease office space in Morristown, NJ; Palm Beach, FL; Reno, NV; and St. Louis, MO and, internationally, in London, Hong Kong, Shanghai, and Tokyo.

ITEM 3: LEGAL PROCEEDINGS

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions, or other relief. For any such matters, the consolidated financial statements in Part II, Item 8 of this Form 10-K include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and, if material, makes the necessary disclosures. However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s consolidated  financial condition, operations, or cash flows at December 31, 2019. See also Note 10, Commitments and Contingencies, to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of Class A Stock are traded on the New York Stock Exchange under the symbol GBL.

As of February 29, 2020, there were 455 Class A stockholders of record and 19 Class B stockholders of record. These figures do not include approximately 2,600 stockholders with shares held under beneficial ownership in nominee name.

As of December 31, 2019, since the IPO, we have returned to shareholders $2.0 billion in total, of which $1.0 billion was in the form of the spin-offs of AC and Teton, $501.1 million was through our stock buyback program, and $495.6 million was from dividends, as well as $57 million to charities on their behalf.

The following table provides information regarding purchases of Class A Stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2019:

			Total Number of	Maximum
	Total		Shares Purchased as	Number of Shares
	Number of	Average	Part of Publicly	That May Yet Be
	Shares	Price Paid Per	Announced Plans	Purchased Under
Period	Purchased (1)(2)	Share	or Programs (1)(3)	the Plans or Programs
10/01/19 - 10/31/19	44,614	$17.31	44,614	352,697
11/01/19 - 11/30/19	53,352	17.33	51,929	1,300,768
12/01/19 - 12/31/19	61,535	18.60	57,633	1,243,135
Totals	159,501	$17.82	154,176

(1)	On trade date basis.
(2)	Affiliated purchasers made open-market purchases of 5,325 shares of Class A Stock.
(3)
Shares of Class A Stock purchased by the Company pursuant to our stock repurchase program, which was established in 1999. In November 2019, the Board of Directors increased the buyback authorization by 1,000,000 shares of Class A Stock. Our stock repurchase program is not subject to an expiration date.

The following table shows information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2019.

	Number of Securities to be
	Issued upon Exercise of	Weighted-Average Exercise
	Outstanding Options,	Price of Outstanding Options,
Plan Category	Warrants and Rights	Warrants and Rights
Equity compensation plans approved
by security holders:
Stock options	10,000	$25.55
Restricted stock awards	660,950	$22.67
Equity compensation plans not approved by security holders:	–	n/a
Total	670,950	$22.71

The number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column above) is 1,385,080.

ITEM 6: SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto included in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data.”  This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K “Risk Factors.”  Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.

OVERVIEW

GAMCO (New York Stock Exchange (“NYSE”): GBL), a company incorporated under the laws of Delaware,  is a widely-recognized provider of investment advisory services to 24 open-end funds, 16 closed-end funds, one société d’investissement à capital variable (“SICAV”), and approximately 1,700 institutional and private wealth management (“Institutional and PWM”) investors principally in the United States (“U.S.”). We generally manage assets on a fully discretionary basis and invest in a variety of U.S. and international securities through various investment styles including value, growth, non-market correlated, and convertible securities. Our revenues are based primarily on the Company’s level of assets under management (“AUM”) and fees associated with our various investment products.

Since our inception in 1977, our value assets are identified with our research-driven approach to equity investing and our Private Market Value (PMV) with a CatalystTM investment approach.

As of December 31, 2019, we had $36.5 billion of AUM. We conduct our investment advisory business principally through two subsidiaries, which are registered investment advisors: Gabelli Funds, LLC (open-end and closed-end funds) (“Gabelli Funds”) and GAMCO Asset Management Inc. (Institutional and PWM) (“GAMCO Asset”). G.distributors, LLC (“G.distributors”), our broker-dealer subsidiary, acts as an underwriter and distributor of our open-end funds.

Organizational Chart

This is the current organizational chart of the Company:

2019 Business and Investment Highlights

·
We announced that Howard M. Green, C.P.A. joined GAMCO as Senior Vice President of Corporate Development on March 18, 2019. Howard Green has more than 25 years of experience in leadership roles as a senior financial executive in wealth management, FinTech and international financial firms, including broker-dealers and asset managers.

·	The transition of the majority of the client portfolios of Trevor, Stewart, Burton & Jacobsen was completed and was reflected in our AUM as of March 31, 2019.

·
We introduced the Gabelli Innovations Trust to launch two funds, the Gabelli Media MogulTM Fund and the Gabelli Pet Parents’TM Fund which began operating as traditional open-end mutual funds under the new trust on April 1, 2019.

·
GAMCO repurchased 1.2 million shares of GBL Class A Stock in a private transaction on April 16, 2019, reducing the shares of Class A Stock outstanding by 12.4% to 8.6 million and total shares outstanding from 28.8 million to 27.6 million.

·
GAMCO Asset Management hosted its 34th Annual Client Symposium with over 350 investors in attendance. 2019 Inductees to our Hall of Fame were Denise Ramos (ITT), Jay Hooley (State Street), Amin Khoury (KLX), and Cristina Stenbeck (Kinnevik AB). Bruce Greenwald was honored as the 15th recipient of the Graham and Dodd, Murray, Greenwald Prize for Value Investing.

·
The Gabelli Dividend & Income Trust completed an offering of $50 million of 5.375% Series H Cumulative Preferred Shares on June 4, 2019. The preferred stock is perpetual, non-callable for five years, and was issued at $25 per share.

·	Peter Tcherepnine officially joined GAMCO from Loeb Partners Corporation and the assets were reflected in our AUM as of June 30, 2019.

·
GAMCO hosted a conference on Rule 852(b)(6), the Dynamics and Implications for the Fund Industry on July 11, 2019. Industry participants and members from the academic community covered a number of topics including “heartbeat trades” and innovations in the active ETF market.

·
Dennis J. DeCore was named Managing Director of Gabelli Fund’s ETF business on August 29, 2019. Gabelli Funds is a licensee of the Precidian Investments ActiveShares, the first non-transparent, actively-managed ETF.

·
As of the November 15, 2019 record date for the shareholder-designated charitable contribution (“SDCC”) program, approximately 82% of all shares were registered and eligible to designate a total of $4.5 million in contributions ($0.20 per share) to be paid in 2020.

·
Our 43rd Annual Automotive Symposium took place on November 4, 2019 in Las Vegas, Nevada. The meeting featured presentations by senior management of several leading automotive companies with an emphasis on industry dynamics, technical innovation, EV, and macroeconomic trends.

·
The Gabelli Dividend & Income Trust (NYSE: GDV) successfully completed its first transferable rights offering on November 18, 2019. GDV issued 8.2 million common shares for gross proceeds of $165 million.

·
Gabelli Funds and Columbia Business School’s Healthcare and Pharmaceutical Management Program co-hosted a symposium at the Paley Center for Media entitled Healthcare at a Crossroads: What’s the Path Forward? on November 22, 2019. The symposium topics included the impact of the 2020 election on healthcare access and coverage, drug pricing, and leveraging data and technology to transform care.

·
The Gabelli Equity Trust Inc. (NYSE: GAB) completed a $100 million offering of 5.00% Series K Cumulative Preferred Stock on December 16, 2019. The Series K Preferred is perpetual, non-callable for five years, and was issued with a liquidation preference of $25 per share.

·
The Gabelli Multimedia Trust Inc. (NYSE: GGT) successfully completed the issuance of $50 million of Series G Cumulative Preferred Stock on December 20, 2019. The Series G Preferred is perpetual, non-callable for five years, and was issued with a liquidation preference of $25 per share.

Past and Future - Giving Back to Society

Generating returns for our stakeholders is not the sole gauge we use in measuring our success. Since the inception of GAMCO’s SDCC program in 2013, shareholders have designated contributions of approximately $27 million to over 150 501(c)(3) initiatives. As a result of the Board of Directors most recent SDCC approval, $4.5 million was designated by shareholders to 501(c)(3) organizations in November 2019. This program underscores our commitment to managing socially responsible portfolios since 1987, which has evolved to include integrating environmental, social, and governance (ESG) factors into the analysis of companies and the structuring of portfolios.

Since our initial public offering (“IPO”) in February 1999, approximately $57 million will have been donated to charities by us, including the current year’s SDCC.

Shareholder Compensation and Initiatives

During 2019, we returned $39.6 million of our earnings to shareholders through dividends and stock repurchases. We returned to shareholders a total of $0.08 per share in regular quarterly cash dividends in 2019 totaling $2.2 million. During 2018, we returned $12.9 million of our earnings to shareholders through dividends and stock repurchases. We returned to shareholders a total of $0.08 per share in regular quarterly cash dividends in 2018 totaling $2.3 million.

Through our stock buyback program (the “Stock Repurchase Program”), including routine open market purchases under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended and opportunistic private transactions, we repurchased 1,834,434 shares and 419,995 shares in 2019 and 2018, respectively, for approximately $37.4 million and $10.6 million, respectively, or $20.36 per share and $25.25 per share, respectively. At December 31, 2019, the total shares available under the Stock Repurchase Program to be repurchased in the future were 1,243,135. The Stock Repurchase Program is not subject to an expiration date.

Assets Under Management

AUM was $36.5 billion as of December 31, 2019, an increase of $2.1 billion, or 6.1%, from the December 31, 2018 AUM of $34.4 billion. The activity for 2019 consisted of $6.3 billion of market appreciation, net cash outflows of $3.5 billion and recurring distributions, net of reinvestments, from open-end and closed-end funds (the “Funds”) of $616 million. Average total AUM was $36.4 billion in 2019 versus $40.3 billion in 2018, a decrease of 9.7%.

We earn incentive fees for certain institutional client assets, assets attributable to certain preferred issues for our closed-end Funds, our GDL Fund (NYSE: GDL), the Gabelli Merger Plus+ Trust Plc (LSE: GMP), and the GAMCO Merger Arbitrage Fund. As of December 31, 2019, assets with incentive based fees were $1.7 billion, 5.6% below the $1.8 billion on December 31, 2018. The majority of these assets have calendar year-end measurement periods; therefore, our incentive fees are primarily recognized in the fourth quarter when the uncertainty is removed at the end of the annual measurement period.

Roll-forward of AUM (in millions)

	Three Months Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018
Equities:
Open-end Funds
Beginning of period assets	$10,568	$12,799	$10,589	$13,747
Market appreciation (depreciation)	559	(1,502)	2,073	(998)
Net flows	(588)	(674)	(2,088)	(2,088)
Fund distributions, net of reinvestment	(58)	(34)	(93)	(72)
End of period assets	$10,481	$10,589	$10,481	$10,589

Closed-end Funds
Beginning of period assets	$7,476	$7,895	$6,959	$8,053
Market appreciation (depreciation)	437	(862)	1,291	(593)
Net flows	227	68	278	21
Fund distributions, net of reinvestment	(135)	(142)	(523)	(522)
End of period assets	$8,005	$6,959	$8,005	$6,959

Institutional & PWM
Beginning of period assets	$14,159	$17,374	$14,078	$18,852
Market appreciation (depreciation)	872	(2,659)	2,822	(2,310)
Net flows	(466)	(637)	(2,335)	(2,464)
End of period assets (a)	$14,565	$14,078	$14,565	$14,078

SICAV
Beginning of period assets	$550	$548	$507	$510
Market appreciation (depreciation)	25	(17)	20	(31)
Net flows	19	(24)	67	28
End of period assets	$594	$507	$594	$507
(a) Includes $215 million and $247 million of 100% U.S. Treasury Fund AUM at December 31, 2019 and 2018, respectively.

	Three Months Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018

Total Equities
Beginning of period assets	$32,753	$38,616	$32,133	$41,162
Market appreciation (depreciation)	1,893	(5,040)	6,206	(3,932)
Net flows	(808)	(1,267)	(4,078)	(4,503)
Fund distributions, net of reinvestment	(193)	(176)	(616)	(594)
End of period assets	$33,645	$32,133	$33,645	$32,133

Fixed Income:
100% U.S. Treasury fund
Beginning of period assets	$2,921	$2,004	$2,195	$1,870
Market appreciation (depreciation)	13	11	54	35
Net flows	(124)	180	561	290
End of period assets	$2,810	$2,195	$2,810	$2,195

Institutional & PWM
Beginning of period assets	$18	$26	$26	$31
Market appreciation (depreciation)	–	–	(1)	–
Net flows	2	–	(5)	(5)
End of period assets (a)	$20	$26	$20	$26

Total Fixed Income
Beginning of period assets	$2,939	$2,030	$2,221	$1,901
Market appreciation (depreciation)	13	11	53	35
Net flows	(122)	180	556	285
End of period assets	$2,830	$2,221	$2,830	$2,221

Total AUM
Beginning of period assets	$35,692	$40,646	$34,354	$43,063
Market appreciation (depreciation)	1,906	(5,029)	6,259	(3,897)
Net flows	(930)	(1,087)	(3,522)	(4,218)
Fund distributions, net of reinvestment	(193)	(176)	(616)	(594)
End of period assets	$36,475	$34,354	$36,475	$34,354

RESULTS OF OPERATIONS

Investment advisory and incentive fees, which are based on the amount and composition of AUM in our Funds and Institutional and PWM accounts, and distribution fees represent our largest source of revenues. In addition to the general level and trends of the stock market, growth in revenues depends on good investment performance, which influences the value of existing AUM as well as contributes to higher investment and lower redemption rates and facilitates the ability to attract additional investors while maintaining current fee levels. Growth in AUM is also dependent on being able to access various distribution channels, which is usually based on several factors, including performance and service. A majority of our cash inflows to mutual fund products have come through third party distribution programs, including no-transaction fee programs. We have also been engaged to act as a sub-advisor for other much larger financial services companies with much larger sales distribution organizations. These sub-advisory clients are subject to business combinations that may result in the termination of the relationship. The loss of a sub-advisory relationship could have a significant impact on our financial results in the future.

Advisory fees from the Funds, and sub-advisory accounts are computed daily or weekly based on average net assets. Advisory fees from Institutional and PWM clients are generally computed quarterly based on account values as of the end of the preceding quarter. These revenues are based on AUM which is highly correlated to the stock market and can vary in direct proportion to movements in the stock market and the level of sales compared with redemptions, financial market conditions, and the fee structure for AUM. Revenues derived from the equity-oriented portfolios generally have higher advisory fee rates than fixed income portfolios.

We also receive incentive fees from certain Institutional and PWM clients, which are based upon meeting or exceeding a specific benchmark index or indices. These fees are recognized at the end of the stipulated contract period, which may be quarterly or annually, for the respective account. Advisory fees on assets attributable to certain of the closed-end preferred shares are earned at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares. These fees are recognized at the end of the measurement period.

Distribution fees and other income primarily include distribution fee revenue earned in accordance with Rule 12b-1 of the Investment Company Act of 1940, as amended (“Company Act”), along with sales charges and underwriting fees associated with the sale of the mutual funds plus other revenues. Distribution fees fluctuate based on the level of AUM and the amount and type of mutual funds sold directly by G.distributors or through various distribution channels.

Compensation costs include variable and fixed compensation and related expenses paid to officers, portfolio managers, sales, trading, research, and all other professional staff (“teammates”). Variable compensation paid to sales teammates and portfolio management generally represents 40% of revenues and is the largest component of total compensation costs. Distribution costs include marketing, product distribution, and promotion costs. The management fee is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits, which is paid to Mr. Mario J. Gabelli (“Mr. Gabelli”) or his designee for acting as CEO pursuant to his 2008 Employment Agreement so long as he is an executive of GBL and devotes the substantial majority of his working time to the business. Other operating expenses include general and administrative operating costs.

Non-operating income/(loss) includes gain/(loss) from investments, net (which includes both realized and unrealized gains and losses from securities), interest and dividend income, and interest expense. The gain/(loss) from investments, net is derived from our proprietary investment portfolio consisting of various public investments.

The following table (in thousands, except per share data) and discussion of our results of operations are based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with those statements included in Part II, Item 8 of this Form 10-K.

	Year Ended December 31,
	2019	2018
Revenues
Investment advisory and incentive fees	$279,090	$302,651
Distribution fees and other income	33,278	38,804
Total revenues	312,368	341,455
Expenses
Compensation	123,528	83,768
Management fee	9,963	9,014
Distribution costs	34,226	39,194
Other operating expenses	26,667	22,692
Total expenses	194,384	154,668
Operating income	117,984	186,787
Non-operating income / (loss)
Gain / (loss) from investments, net	(5,392)	(25,173)
Interest and dividend income	3,175	2,241
Interest expense	(2,609)	(3,525)
Shareholder-designated contribution	(4,500)	(5,671)
Total non-operating income / (loss)	(9,326)	(32,128)
Income before income taxes	108,658	154,659
Provision for income taxes	26,741	37,463
Net income	$81,917	$117,196

Earnings per share:
Basic	$2.99	$4.08
Diluted	$2.98	$4.07

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Overview

Net income for 2019 was $81.9 million, or $2.98 per fully diluted share, versus $117.2 million, or $4.07 per fully diluted share, in 2018. The year to year comparison was impacted by lower revenues and higher variable compensation offset by higher non-operating income.

Revenues

Total revenues were $312.4 million in 2019, $29.1 million or 8.5% lower than the total revenues of $341.5 million in 2018. The change in total revenues by component was as follows (dollars in millions):

	Year Ended December 31,		Increase (decrease)
	2019	2018	$	%
Investment advisory	$264.6	$299.6	$(35.0)	(11.7)
Incentive fees	14.5	3.1	11.4	367.7
Distribution fees and other income	33.3	38.8	(5.5)	(14.2)
Total revenues	$312.4	$341.5	$(29.1)	(8.5)

Investment advisory fees excluding incentive fees, which comprised 84.7% of total revenues in 2019, are directly influenced by the level and mix of average AUM. Average total AUM decreased 9.7% to $36.4 billion in 2019 as compared to $40.3 billion in 2018. Average equity AUM decreased 11.5% to $33.9 billion in 2019 from $38.3 billion in 2018, primarily from net outflows. Incentive fees, which comprised 4.6% of total revenues in 2019, result from our ability to either generate an absolute return in a portfolio or meet or exceed a specific benchmark index or indices and can vary significantly from one period to another. Incentive fees were higher in 2019 as a larger number of portfolios exceeded their respective benchmarks as compared to 2018.

Fund revenues decreased $11.1 million or 5.7%, to $183.6 million, driven by lower average AUM. Revenue from open-end Funds decreased $17.8 million, or 14.0%, to $109.5 million from the prior year as average AUM in 2019 decreased $1.5 billion, or 9.3%, to $14.6 billion from the $16.1 billion in 2018. Closed-end fund revenues increased $6.7 million, or 9.9%, to $74.1 million from the prior year and were comprised of an increase of $8.5 million in incentive fees on certain closed-end fund AUM, offset by a decrease of $1.8 million in investment advisory fees attributable to lower average AUM. Revenue from Institutional and PWM accounts, excluding incentive fees, which are generally billed on beginning quarter AUM, decreased $15.4 million, or 15.5%, principally due to lower billable AUM levels throughout the course of 2019. There were no incentive fees earned in 2019 and $1.7 million earned in 2018. In 2019, average AUM in our equity Institutional and PWM business decreased $2.2 billion, or 13.8%, for the year to $13.7 billion. SICAV revenues were $11.7 million in 2019, including $6.0 million of incentive fees, up from $7.1 million in 2018, including $1.5 million in incentive fees.

Distribution fees and other income decreased $5.5 million, or 14.2%, to $33.3 million in 2019 from $38.8 million in 2018 primarily from lower average open-end equity Fund AUM which declined 14.4%. Distribution fees were $29.2 million in 2019 versus $35.1 million in 2018 while other income was $4.1 million in 2019 versus $3.7 million in 2018.

Expenses

Total compensation costs, which are largely variable in nature, increased $39.7 million, or 47.4%, to $123.5 million in 2019 from $83.8 million in 2018. Variable compensation costs, which are tied to revenues and principally consist of portfolio manager and relationship manager fees, increased $34.3 million to $83.1 million in 2019 from $48.8 million in 2018 and increased as a percent of revenues to 26.6% in 2019 from 14.3% in 2018. The decrease of waived compensation by the CEO to $23.0 million in 2019, as compared to $46.6 million in 2018, was the main driver of the increased variable compensation costs. During 2019, the CEO elected to irrevocably waive all of his compensation for a total of six months (January 1, 2019 to March 31, 2019 and September 1, 2019 to November 30, 2019) as compared to ten months in 2018 (March 1, 2018 to December 31, 2018). Additionally, the accounting for the vesting of the deferred cash compensation agreements (“DCCAs”) increased 2019 compensation by $14.8 million, consisting of $17.0 million from expensing the original DCCA values less a $2.2 million reduction for the DCCA indexing to the GBL stock price. 2018 compensation was reduced by $3.6 million consisting of a $32.0 million reduction for the DCCA indexing to the GBL stock price less $28.4 million from expensing the original DCCA values. Fixed compensation costs increased to $37.6 million in 2019 from $33.4 million in 2018. Stock based compensation was $2.8 million in 2019, an increase of $1.2 million, as compared to $1.6 million in 2018.

In 2019, management fee expense increased to $10.0 million versus $9.0 million in 2018. Management fee expense is incentive-based and entirely variable in the amount of 10% of the aggregate pre-tax profits, which is paid to Mr. Gabelli (or his designee) in accordance with his 2008 Employment Agreement. During 2019 and 2018, the CEO compensation waiver reduced management fee expense by $4.2 million and $9.9 million, respectively, while the amortization of the DCCAs increased it by $4.5 million and $7.2 million, respectively.

Distribution costs, which include marketing, promotion, and distribution costs decreased $5.0 million, or 12.8%, to $34.2 million in 2019 from $39.2 million in 2018, driven by a decrease in average open-end equity mutual funds AUM of 14.4%.

Other operating expenses were $26.7 million in 2019 compared to $22.7 million in 2018, an increase of $4.0 million or 17.6%. The increase primarily resulted from a $4.4 million increase in sub-advisory fee expense relating to higher incentive fees of $4.5 million from the SICAV less a $0.5 million decline in research services fees.

Operating income

Operating income decreased $68.8 million, or 36.8%, to $118.0 million for 2019 versus $186.8 million in 2018. This decrease primarily resulted from lower revenues of $29.1 million, a lower CEO compensation waiver of $29.3 million, and higher DCCA amortization expense of $15.7 million in 2019 as compared to 2018. Operating margin was 37.8% for the year ended December 31, 2019, versus 54.7% in the prior year period. The decrease in operating margin was due primarily to higher variable compensation costs and management fee expense related to the reduced CEO compensation waiver and higher DCCA amortization 2019 as compared to in 2018.

Operating income before management fee was $128.0 million for the year ended of 2019, versus $195.8 million in the prior year. Operating margin before management fee was 41.0% in the 2019 period versus 57.3% in the 2018 period. The reconciliation of operating income before management fee and operating margin before management fee, both of which are non-GAAP measures, to their respective generally accepted accounting principles (“GAAP”) measures is provided at the end of this section.

Non-operating income/(loss)

Total non-operating loss was $9.3 million for the year ended December 31, 2019, compared to a loss of $32.1 million in 2018. This is comprised of net loss from investments of $5.4 million in 2019 as compared to a net loss from investments of $25.2 million in 2018; interest and dividend income of $3.2 million in 2019 versus $2.2 million in 2018; interest expense of $2.6 million in 2019 as compared to $3.5 million in 2018; and shareholder-designated contributions of $4.5 million in 2019 and $5.7 million in 2018.

The effective tax rate was 24.6% for the year ended December 31, 2019, versus 24.2% for the year ended December 31, 2018.

Non-GAAP information and reconciliation

Operating income before management fee expense is used by management for purposes of evaluating its business operations. We believe this measure is useful in illustrating the operating results of the Company as management fee expense is based on pre-tax income before management fee expense, which includes non-operating items including gain/(loss) from investments, net from our proprietary investment portfolio, interest and dividend income, interest expense, and shareholder-designated contribution. We believe that an investor would find this useful in analyzing our business operations without the impact of the non-operating items such as trading and investment portfolios, interest and dividend income, interest expense, or shareholder-designated contribution.

Reconciliation of GAAP financial measures to non-GAAP (in thousands):
	2019	2018
Revenues, U.S. GAAP basis	$312,368	$341,455
Operating income, U.S. GAAP basis	117,984	186,787
Add back: management fee expense	9,963	9,014
Operating income before management fee	$127,947	$195,801

Operating margin	37.8%	54.7%
Operating margin before management fee	41.0%	57.3%

DEFERRED COMPENSATION

The Company deferred, through DCCAs, the cash compensation of the CEO relating to all of 2016 (“2016 DCCA”), the first half of 2017 (“First Half 2017 DCCA”), and the fourth quarter of 2017 (“Fourth Quarter 2017 DCCA”) to provide the Company with flexibility to pay down debt and enhance our ability to execute lift-outs, make acquisitions, and seed new products. We have made substantial progress toward this objective, having reduced our debt since the November 2015 spin-off of Associated Capital Group, Inc., resulting in Standard & Poor’s March 2019 reaffirmation of our investment grade rating of BBB- and stable outlook.

The DCCAs deferred the CEO’s compensation expense by amortizing it over each DCCA’s respective vesting period. The CEO was not entitled to receive the compensation until the end of each respective vesting period, so U.S. GAAP specifies that the expense is amortized over the vesting period. The 2016 DCCA was expensed ratably over 4 years, the First Half 2017 DCCA was expensed ratably over 18 months, and the Fourth Quarter 2017 DCCA was expensed ratably over 18 months. In addition to the ratable vesting, the expense was marked to market at each reporting period as the DCCA expense was indexed to GBL’s stock price.

Notwithstanding its ability to settle these agreements in stock, GAMCO made a cash payment to the CEO on each respective vesting date. While the agreements did not change the original calculation of the CEO’s compensation, our reporting under U.S. GAAP for his compensation did change due to the ratable vesting and the indexing to the GBL stock price. The original value of the DCCAs was based on the compensation earned in the period divided by the volume weighted average price (“VWAP”) of the GBL stock price for the period (“Original VWAP”) to calculate the number of restricted stock units (“RSUs”) granted. Upon vesting, each DCCA was paid out based on the lesser of the VWAP of GBL’s stock price on the vesting date (“Vesting Date VWAP”) and the Original VWAP multiplied by the number of RSUs. The table below shows a summary of the DCCAs (in millions, except RSUs and VWAPs):

	Number of RSUs	Original VWAP	Vesting Date VWAP	Vesting Date	Deferred Cash Compensation	Impact of Indexing to GBL Stock Price	Waiver	Vesting Date Cash Payment
2016 DCCA	2,314,695	$32.8187	$18.8812	1/2/2020	$76.0	$(32.3)	$-	$43.7
First Half 2017 DCCA	1,244,018	29.6596	27.1837	7/2/2018	36.9	(2.6)	(6.0)	28.3
Fourth Quarter 2017 DCCA	530,662	29.1875	20.7916	4/1/2019	15.5	(4.5)	-	11.0

In 2016, the full amount of the compensation was deferred, and expense was recorded for the 25% vesting in that year. In the first six months of 2017, the ratable vesting continued for the 2016 compensation, and the new First Half 2017 DCCA grant resulted in compensation for the first six months of 2017 being deferred and expense being recorded for 33% vesting in that period. The CEO’s third quarter 2017 compensation was not deferred so 100% of the CEO’s compensation for that period was recorded together with the ratable portions of the vesting of the 2016 DCCA and the First Half 2017 DCCA. This resulted in a compounding effect in periods when non-deferred current period compensation was incurred and prior period deferred compensation was ratably vested. On May 23, 2018, the CEO waived receipt of $6 million of the First Half 2017 DCCA and a reduction in expense was recognized in 2018. On July 2, 2018, the First Half 2017 DCCA vested in accordance with the terms of the agreement and a cash payment in the amount of $28.3 million was made to the CEO. This payment was after the waiver of $6.0 million by the CEO and a reduction of $2.6 million resulting from the DCCA RSUs being indexed to GBL’s stock price and utilizing the lesser of the Vesting Date VWAP ($27.1837) versus the Original VWAP over the first half of 2017 ($29.6596). On April 1, 2019, the Fourth Quarter 2017 DCCA vested in accordance with the terms of the agreement and a cash payment in the amount of $11.0 million was made to the CEO. This payment was reduced by $4.5 million resulting from the DCCA RSUs being indexed to GBL’s stock price and utilizing the lesser of the Vesting Date VWAP ($20.7916) versus the Original VWAP over the fourth quarter of 2017 ($29.1875). Subsequent to December 31, 2019, on January 2, 2020, the 2016 DCCA vested in accordance with the terms of the agreement and a cash payment of $43.7 million was made to the CEO. This payment was reduced by $32.3 million resulting from the DCCA RSUs being indexed to GBL’s stock price and utilizing the lesser of the Vesting Date VWAP ($18.8812) versus the Original VWAP over 2016 ($32.8187).

Accordingly, this vesting schedule resulted in an $18.4 million increase in compensation expense in 2019 versus 2018 as well as a $2.7 million decrease in management fee expense in 2019 as compared to 2018.

The following tables show the amortization and earnings per share (“EPS”) impact, inclusive of the indexing to the GBL stock price, of the DCCAs by quarter (in thousands, except per share data):

Amortization by quarter (increase / (decrease)):			EPS impact by quarter:
	2018	2019		2018	2019
Q1	$979	$12,615	Q1	$(0.03)	$(0.33)
Q2	11,232	427	Q2	(0.29)	(0.01)
Q3	183	3,598	Q3	–	(0.09)
Q4	(8,764)	2,689	Q4	0.23	(0.09)
Year	$3,630	$19,329	Year	$(0.09)	$(0.52)

The following tables (in thousands, except per share data) show a reconciliation of our results for the years ended December 31, 2019 and 2018 between the U.S. GAAP basis and a non-GAAP adjusted basis (“as adjusted”) as if all of the 2016 DCCA was recognized in 2016 and the First Half 2017 DCCA and the Fourth Quarter 2017 DCCA expense was recognized in 2017 without regard to the vesting schedule. We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results. These measures have been established in order to increase transparency for the purpose of evaluating our core business, for comparing results with prior period results, and to enable more appropriate comparisons with industry peers. However, non-GAAP financial measures should not be considered a substitute for financial measures calculated in accordance with U.S. GAAP and may be calculated differently by other companies.

	Year Ended December 31,
	2019	2018
Net income, U.S. GAAP basis	$81,917	$117,196
Impact of 2016 DCCA on expenses and taxes:
Compensation costs	11,654	(9,113)
Management fee expense	4,119	4,120
Provision for income taxes	(3,785)	1,249
Total impact of 2016 DCCA	11,988	(3,744)
Impact of First Half 2017 DCCA on expenses and taxes:
Compensation costs	–	2,335
Management fee expense	–	1,401
Provision for income taxes	–	(934)
Total impact of First Half 2017 DCCA	–	2,802
Impact of Fourth Quarter 2017 DCCA on expenses and taxes:
Compensation costs	3,137	3,210
Management fee expense	419	1,676
Provision for income taxes	(854)	(1,222)
Total impact of Fourth Quarter 2017 DCCA	2,702	3,664
Total impact of DCCAs on expense and taxes	14,690	2,722
Net income, as adjusted	$96,607	$119,918

Per share (basic):
Net income, U.S. GAAP basis	$2.99	$4.08
Impact of DCCAs	0.54	0.09
Net income, as adjusted	$3.53	$4.17
Per fully diluted share:
Net income, U.S. GAAP basis	$2.98	$4.07
Impact of DCCAs	0.53	0.10
Net income, as adjusted	$3.51	$4.17

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, short-term investments, and securities held for investment purposes. Cash and cash equivalents are comprised primarily of a 100% U.S. Treasury money market fund managed by GAMCO (The Gabelli U.S. Treasury Money Market Fund).

Summary cash flow data for the years ended December 31, 2019 and 2018 was as follows (in thousands):

	Year Ended December 31,
	2019	2018
Cash flows provided by (used in):
Operating activities	$89,991	$117,882
Investing activities	(4,756)	(2,388)
Financing activities	(40,293)	(92,029)
Increase in cash and cash equivalents	44,942	23,465
Effect of exchange rates on cash and cash equivalents	(8)	(84)
Net increase in cash and cash equivalents	44,934	23,381
Cash and cash equivalents at beginning of year	41,202	17,821
Cash and cash equivalents at end of year	$86,136	$41,202

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

On February 23, 2018, the Company announced that its CEO elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from March 1, 2018 through December 31, 2018. On December 26, 2018, the Company announced that the CEO elected to continue to waive all of his compensation that he would otherwise have been entitled to for the period from January 1, 2019 to March 31, 2019. On August 27, 2019, the CEO elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from September 1, 2019 to November 30, 2019. As a result of these waivers, there was $27.2 million and $56.5 million of compensation and management fee waived by the CEO for the years ended December 31, 2019 and 2018, respectively. Additionally, on May 23, 2018, the CEO irrevocably waived receipt of $6.0 million of the First Half 2017 DCCA, and a commensurate reduction in compensation expense was recognized in the year ended December 31, 2018. On July 2, 2018, the First Half 2017 DCCA vested in accordance with the terms of the agreement and a cash payment in the amount of $28.3 million was made to the CEO. On April 1, 2019, the Fourth Quarter 2017 DCCA vested in accordance with the terms of the agreement and a cash payment in the amount of $11.0 million was made to the CEO. Subsequent to December 31, 2019, on January 2, 2020, the 2016 DCCA vested in accordance with the terms of the agreement and a cash payment in the amount of $43.7 million was made to the CEO.

As of December 31, 2019, we had cash and cash equivalents of $86.1 million, an increase of $44.9 million from the prior year-end balance of $41.2 million primarily due to the Company’s operating activities described below. Total debt outstanding at December 31, 2019 and 2018 was $24.2 million, which consisted of 5.875% senior notes due 2021.

Cash provided by operating activities was $90.0 million in 2019 and $117.9 million in 2018. Our largest source of cash comes from net income. In 2019, this totaled $81.9 million versus $117.2 million in 2018. Positive adjustments to reconcile net income to net cash provided by operating activities included an increase in compensation payable of $26.4 million, a decrease in investments in trading securities of $10.4 million, a decrease in receivable from brokers of $4.3 million, an increase in income taxes payable of $3.8, an increase in stock based compensation expense of $1.2 million, and $3.3 million from other changes in net assets and liabilities. Negative adjustments included an increase in investment advisory fees receivable of $23.5 million, an increase in unrealized value for securities of $13.9 million, and an increase in deferred income taxes of $4.5 million.

Net cash used by investing activities of $4.8 million in 2019 was due to purchases of securities of $5.1 million less $0.3 million in proceeds from sales of securities. Net cash used in investing activities of $2.4 million in 2018 was due to purchases of securities of $2.4 million.

Net cash used in financing activities of $40.3 million in 2019 principally resulted from the $37.4 million of repurchases of our Class A Stock under the Stock Repurchase Program and $2.8 million paid in dividends. Net cash used in financing activities of $92.0 million in 2018 principally resulted from the $50 million in prepayments of our AC 4% PIK Note due November 30, 2020, $25.1 million in margin loan payments, $15 million in prepayments of our AC 1.6% Note due February 28, 2018, $10.6 million of repurchases of our Class A Stock under the Stock Repurchase Program, and $2.3 million in dividends paid offset partially by $11.0 million in margin loan borrowings.

Under the terms of the lease of our Rye, New York office, we are obligated to make minimum total payments of $11.0 million through December 2028.

On November 25, 2015, Moody’s Investors Services downgraded the Company to Ba1 from Baa3. We continue to maintain an investment grade rating of BBB- with Standard and Poor’s Ratings Services. We believe that our ability to maintain our investment grade rating will provide greater access to the capital markets, enhance liquidity, and lower overall borrowing costs.

We have one broker-dealer subsidiary, G.distributors, which is subject to certain net capital requirements. G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended. The requirement was $250,000 for the broker-dealer at December 31, 2019 and 2018. At December 31, 2019 and 2018, G.distributors had net capital, as defined, of approximately $4.3 million and $3.7 million, respectively, exceeding the regulatory requirement by approximately $4.1 million and $3.4 million, respectively. Net capital requirements for our affiliated broker-dealer may increase in accordance with the rules and regulations applicable to broker-dealers to the extent G.distributors engages in other business activities.

Our subsidiary, GAMCO Asset Management (UK) Limited, is authorized and regulated by the Financial Conduct Authority (“FCA”). In February 2011, GAMCO Asset Management (UK) Limited increased its permitted license with the FCA’s predecessor, the Financial Services Authority. At December 31, 2019 and 2018, GAMCO Asset Management (UK) Limited held total capital of £668 thousand and £671 thousand ($876 thousand and $852 thousand), respectively, and had a Financial Resources Requirement of £194 thousand and £154 thousand ($254 thousand and $195 thousand), respectively. We have consistently met or exceeded these minimum requirements.

The Tax Cuts and Jobs Act (the “Act”) enacted in December 2017 contains provisions that affect the deductibility of named executive officer (“NEO”) compensation. Specifically, the Act eliminates the performance based compensation exception for NEO compensation deductibility, limiting the amount of deductible NEO compensation to $1 million annually per NEO. To the extent that some of the compensation of our NEOs is affected by this change, we would have a lower amount of deductible compensation and a higher effective tax rate than we would have had without this loss of deductibility.

Contractual Obligations

We are obligated to make future payments under various contracts such as debt agreements and finance and operating lease agreements. The following table sets forth our significant contractual cash obligations as of December 31, 2019 (in thousands):

	Total	2020	2021	2022	2023	2024	Thereafter
Contractual Obligations:
5.875% Senior notes	$24,225	$–	$24,225	$–	$–	$–	$–
Interest on 5.875% Senior notes	2,016	1,423	593	–	–	–	–
Finance lease obligations	9,916	1,276	1,080	1,080	1,080	1,080	4,320
Non-cancelable operating lease obligations	1,094	483	231	164	155	61	–
Total	$37,251	$3,182	$26,129	$1,244	$1,235	$1,141	$4,320

The finance lease contains an escalation clause tied to the change in the New York Metropolitan Area Consumer Price Index which may cause the future minimum payments for finance lease obligations to exceed $1,080,000 annually. Any increases to the base rental will be accounted for prospectively.

Off-Balance Sheet Arrangements

We do not invest in any other off-balance sheet vehicles that provide financing, liquidity, market, or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected on the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods presented. We base our estimates on historical experience, when available, and on other various assumptions that are believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates.

The critical accounting policies should be read in connection with our “Risk Factors” in Part I, Item 1A of this Form 10-K.

Major Revenue-Generating Services and Revenue Recognition

The Company’s revenues are derived primarily from investment advisory and incentive fees and distribution fees.

Investment advisory and incentive fees are directly influenced by the level and mix of AUM, as fees are derived from a contractually-determined percentage of AUM for each account as well as incentive fees earned on certain accounts. Advisory fees from the Funds and sub-advisory accounts are computed daily or weekly based on average net assets and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition. Advisory fees from Institutional and PWM accounts are generally computed quarterly based on account values as of the end of the preceding quarter, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition. The Company derived approximately 89% of its total revenues from advisory fees, including incentive fees, for the periods ended December 31, 2019 and 2018. These revenues vary depending upon the level of sales compared with redemptions, financial market conditions, performance, and the fee structure for AUM. Revenues derived from the equity-oriented portfolios generally have higher advisory fee rates than fixed income portfolios.

The Company earns incentive fees from certain Institutional and PWM accounts, which are based upon meeting or exceeding a specific benchmark index or indices. Incentive fees refer to fees earned when the return generated for the client exceeds the benchmark and can be earned even if the return to the client is negative as long as the return exceeds the benchmark. These fees are recognized, for each respective account, at the end of the stipulated contract period which is either quarterly or annually and varies by account. Receivables due for incentive fees earned are included in investment advisory fees receivable on the consolidated statements of financial condition. There were no incentive fees receivable as of December 31, 2019 or 2018.

For The GDL Fund, there is an incentive fee earned as of the end of the calendar year which varies to the extent the total return of the fund is in excess of the ICE Bank of America Merrill Lynch 3 Month U.S. Treasury Bill Index total return. This fee is recognized at the end of the measurement period, which is annually on a calendar year basis. Receivables due on incentive fees relating to The GDL Fund are included in investment advisory fees receivable on the consolidated statements of financial condition and were $2.2 million as of December 31, 2019. There were no incentive fees receivable as of December 31, 2018.

For the Gabelli Merger Plus+ Trust Plc, there is an incentive fee which is earned and recognized at the end of the measurement period, June 30th and varies to the extent the total return of the fund is in excess of twice the rate of return of the 13 week Treasury Bills over the performance period. There were no incentive fees receivable as of December 31, 2019 or 2018.

Advisory fees on certain of the closed-end preferred shares are earned at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares. These fees are recognized at the end of the measurement period, which is annually. Receivables due for advisory fees on closed-end preferred shares are included in investment advisory fees receivable on the consolidated statements of financial condition. There were $5.8 million in advisory fees receivable on the closed-end preferred shares as of December 31, 2019. There were no advisory fees receivable on closed-end preferred shares as of December 31, 2018.

For the GAMCO Merger Arbitrage SICAV, there is an incentive fee earned as of the end of the calendar year equal to twenty percent of the gross return of the fund. This fee is recognized at the end of the measurement period, which is annually on a calendar year basis, or earlier if there is a redemption. Receivables due on incentive fees relating to the GAMCO Merger Arbitrage SICAV are included in investment advisory fees receivable on the consolidated statements of financial condition and were $5.2 million and $1.3 million as of December 31, 2019 and 2018, respectively.

Distribution fees revenues are derived primarily from the distribution of Gabelli and GAMCO open-end Funds as well as the affiliated TETON Westwood and Keeley open-end funds advised by either a subsidiary of GBL (Gabelli Funds), a subsidiary of GGCP, Inc. (Teton), or a subsidiary of Teton (Keeley-Teton Advisors, Inc.). G.distributors distributes the open-end Funds pursuant to distribution agreements with each Fund. Under each distribution agreement with an open-end Fund, G.distributors offers and sells such open-end Fund shares on a continuous basis and pays all of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service teammates and sales and services fulfillment systems, and payments to the sponsors of third party distribution programs, financial intermediaries, and G.distributors’ sales teammates. G.distributors receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 of the Company Act. G.distributors is the principal underwriter for funds distributed in multiple classes of shares which carry front-end or back-end sales charge or no-load to certain investors.

Under the distribution plans, the Class AAA shares of the open-end Funds (except The Gabelli U.S. Treasury Money Market Fund, Gabelli Capital Asset Fund, and The Gabelli ABC Fund) and the Class A and ADV shares of certain Funds pay G.distributors a distribution fee of 0.25% per year (except the Class A shares of the TETON Westwood funds which pay 0.50% per year, except for the TETON Westwood Intermediate Bond Fund which pays 0.35%, and the Class A shares of the Gabelli Enterprise Mergers and Acquisitions Fund which pay 0.45% per year) on the average daily net assets of the Fund. Class C shares have a 12b-1 distribution plan with a distribution fee totaling 1.00%.

Distribution fees from the open-end Funds are computed daily based on average net assets. The amounts receivable for distribution fees are included in receivables from affiliates on the consolidated statements of financial condition.

Investments in Securities

Securities owned are recorded at fair value in the statements of financial condition in accordance with U.S. GAAP. Securities that are not readily marketable are stated at their estimated fair values in accordance with U.S. GAAP. Securities transactions and any related gains and losses are recorded on a trade date basis. Realized gains and losses from securities transactions are recorded on the specific identified cost basis and are included in gain/(loss) from investments, net on the consolidated statements of income.

Equity securities, effective January 1, 2018 with the adoption of Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, are stated at fair value with any unrealized gains or losses reported in current period earnings in gain/(loss) from investments, net on the consolidated statements of income.

Management determines the appropriate classification of securities at the time of purchase. Government debt with maturities of greater than three months at the time of purchase are considered investments in debt securities. Investments in debt securities are accounted for as either trading, available for sale (“AFS”), or held-to-maturity. The Company does not hold any investments in debt securities accounted for as trading or AFS. The Company’s investments in debt securities are classified as held-to-maturity, as the Company has the intent and ability to hold these securities until maturity, and represent fixed income securities recorded at amortized cost. Discounts from and premiums to par value on held-to-maturity investments are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any. Held-to-maturity securities are evaluated for other than temporary impairment each reporting period and any impairment charges are recorded in gain/(loss) from investments, net on the consolidated statements of income. As of December 31, 2019 and 2018, there were no impairments on the Company’s investments in debt securities classified as held-to-maturity.

Income Taxes

We operate in numerous states and countries through our subsidiaries and therefore must allocate our income, expenses, and earnings to these taxing jurisdictions taking into account the various laws and regulations in each jurisdiction. Each year, we file tax returns in each jurisdiction and settle our tax liabilities, which may be subject to audit by the taxing authorities. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts on the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is recovered or settled, respectively. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. In accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”), for each tax position taken or expected to be taken in a tax return, we determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. We record unrecognized tax benefits as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. We recognize the accrual of interest on uncertain tax positions and penalties in income tax provision on the consolidated statements of income.

Seasonality and Inflation

We do not believe our operations are subject to significant seasonal fluctuations. We do not believe inflation will significantly affect our compensation costs, as they are substantially variable in nature. However, the rate of inflation may affect our expenses, such as information technology and occupancy costs. To the extent inflation results in rising interest rates and has other effects upon the securities markets, it may adversely affect our financial position and results of operations by reducing our AUM, revenues, or otherwise.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of its business, GAMCO is exposed to the risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing, and managing market and other risks.

Our exposure to pricing risk in equity securities is directly related to our role as a financial intermediary and advisor for AUM in our affiliated Funds and Institutional and PWM accounts, as well as our proprietary investment and trading activities. At December 31, 2019, we had equity investments of $27.7 million. We may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. The equity securities investment portfolio is at fair value and may move in line with the equity markets. The equity securities investment portfolio changes are recorded as gain/(loss) from investments, net in the consolidated statements of income included in Part II, Item 8 of this Form 10-K.

Market Risk

Our primary market risk exposure is to changes in equity prices and interest rates. Since approximately 92% of our AUM is equities, our financial results are subject to equity market risk, as revenues from our investment management services are sensitive to stock market dynamics. In addition, returns from our proprietary investment portfolios are exposed to interest rate and equity market risk.

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

Equity Price Risk

The Company earns substantially all of its revenue as advisory and incentive fees and distribution fees from affiliated Funds and Institutional and PWM assets. Such fees represent a percentage of AUM, and the majority of these assets are in equity investments. Accordingly, since revenues are proportionate to the value of those investments, a substantial increase or decrease in equity markets overall may have a corresponding effect on the Company’s revenues.

Related to our proprietary investment activities, we had investments in equity securities of $27.7 million at December 31, 2019, which included investments in common stocks of $26.5 million, investments in open-end Funds of $0.7 million, and investments in closed-end Funds of $0.5 million, and at December 31, 2018, we had investments in securities of $33.8 million, which included investments in common stocks of $32.4 million and investments in closed-end Funds of $1.3 million. Of the $26.5 million and $32.4 million invested in common stocks at December 31, 2019 and 2018, respectively, $16.4 million and $18.8 million, respectively, was related to our investment in Westwood Holdings Group Inc. (NYSE: WHG).

The following table provides a sensitivity analysis for our investments in equity securities as of December 31, 2019 and 2018 (in thousands). The sensitivity analysis assumes a 10% increase or decrease in the value of these equity investments:

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
	Fair Value	equity prices	equity prices
At December 31, 2019:
Equity price sensitive investments, at fair value	$27,726	$24,953	$30,499
At December 31, 2018:
Equity price sensitive investments, at fair value	$33,789	$30,410	$37,168

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. government securities. These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value. Based on the December 31, 2019 cash and cash equivalents balance of $86.1 million, a 1% increase in interest rates would increase our interest income by $0.9 million annually, while a 1% decrease would reduce our interest income by $0.9 million annually.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GAMCO INVESTORS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GAMCO Investors, Inc.
Rye, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of GAMCO Investors, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Stamford, Connecticut
March 6, 2020

We have served as the Company’s auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GAMCO Investors, Inc.
Rye, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of GAMCO Investors, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019 of the Company and our report dated March 6, 2020, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Stamford, Connecticut
March 6, 2020

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share data)

	December 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$86,136	$41,202
Investments in equity securities, at fair value	27,726	33,789
Investments in debt securities, at amortized cost	6,547	-
Receivable from brokers	989	3,423
Investment advisory fees receivable	36,093	25,677
Receivable from affiliates	3,940	4,194
Finance lease	2,678	2,095
Goodwill and identifiable intangible assets	3,765	3,765
Deferred tax asset and income taxes receivable	16,389	15,001
Other assets	5,623	5,466
Total assets	$189,886	$134,612
LIABILITIES AND STOCKHOLDERS' EQUITY
Payable to brokers	$-	$112
Income taxes payable	757	2,388
Lease liability obligations	5,431	4,794
Compensation payable	64,279	60,408
Payable to affiliates	3,982	1,041
Accrued expenses and other liabilities	36,529	32,091
Sub-total	110,978	100,834
5.875% Senior Notes (net of issuance costs of $34 and $57, respectively) (due June 1, 2021) (Note 7)	24,191	24,168
Total liabilities	135,169	125,002

Commitments and contingencies (Note 10)	-	-
Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 16,202,726 and 15,969,303 shares issued, respectively; 8,356,290 and 9,957,301 shares outstanding, respectively	14	14
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 24,000,000 shares issued and 19,024,117 and 19,024,240 shares outstanding, respectively	19	19
Additional paid-in capital	17,033	14,192
Retained earnings	362,515	282,928
Accumulated comprehensive income	(204)	(240)
Treasury stock, at cost (7,846,436 and 6,012,002 shares, respectively)	(324,660)	(287,303)
Total stockholders' equity	54,717	9,610
Total liabilities and stockholders' equity	$189,886	$134,612

See notes to consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2019	2018
Revenues
Investment advisory and incentive fees	$279,090	$302,651
Distribution fees and other income	33,278	38,804
Total revenues	312,368	341,455
Expenses
Compensation	123,528	83,768
Management fee	9,963	9,014
Distribution costs	34,226	39,194
Other operating expenses	26,667	22,692
Total expenses	194,384	154,668
Operating income	117,984	186,787
Non-operating income / (loss)
Gain / (loss) from investments, net	(5,392)	(25,173)
Interest and dividend income	3,175	2,241
Interest expense	(2,609)	(3,525)
Shareholder-designated contribution	(4,500)	(5,671)
Total non-operating income / (loss)	(9,326)	(32,128)
Income before income taxes	108,658	154,659
Provision for income taxes	26,741	37,463
Net income	$81,917	$117,196
Earnings per share:
Basic	$2.99	$4.08
Diluted	$2.98	$4.07
Weighted average shares outstanding:
Basic	27,407	28,744
Diluted	27,479	28,777

See notes to consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2019	2018
Net income	$81,917	$117,196
Other comprehensive income/(loss):
Foreign currency translation gain / (loss)	36	(6)
Total comprehensive income	$81,953	$117,190

See notes to consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2018	$33	$14,192	$282,928	$(240)	$(287,303)	$9,610
Net income	-	-	19,892	-	-	19,892
Adoption of ASU 2016-02	-	-	(106)	-	-	(106)
Foreign currency translation	-	-	-	20	-	20
Dividends declared ($0.02 per share)	-	-	(575)	-	-	(575)
Stock based compensation expense	-	577	-	-	-	577
Purchase of treasury stock	-	-	-	-	(2,547)	(2,547)
Balance at March 31, 2019	$33	$14,769	$302,139	$(220)	$(289,850)	$26,871
Net income	-	-	24,017	-	-	24,017
Foreign currency translation	-	-	-	(23)	-	(23)
Dividends declared ($0.02 per share)	-	-	(551)	-	-	(551)
Stock based compensation expense	-	578	-	-	-	578
Purchase of treasury stock	-	-	-	-	(28,274)	(28,274)
Balance at June 30, 2019	$33	$15,347	$325,605	$(243)	$(318,124)	$22,618
Net income	-	-	13,626	-	-	13,626
Foreign currency translation	-	-	-	(28)	-	(28)
Dividends declared ($0.02 per share)	-	-	(551)	-	-	(551)
Stock based compensation expense	-	843	-	-	-	843
Purchase of treasury stock	-	-	-	-	(3,790)	(3,790)
Balance at September 30, 2019	$33	$16,190	$338,680	$(271)	$(321,914)	$32,718
Net income	-	-	24,382	-	-	24,382
Foreign currency translation	-	-	-	67	-	67
Dividends declared ($0.02 per share)	-	-	(547)	-	-	(547)
Stock based compensation expense	-	843	-	-	-	843
Purchase of treasury stock	-	-	-	-	(2,746)	(2,746)
Balance at December 31, 2019	$33	$17,033	$362,515	$(204)	$(324,660)	$54,717

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(continued) (in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2017	$33	$12,572	$155,939	$11,876	$(276,693)	$(96,273)
Net income	-	-	27,261	-	-	27,261
Reclassification pursuant to adoption of ASU 2016-01, net of tax	-	-	12,110	(12,110)	-	-
Foreign currency translation	-	-	-	89	-	89
Dividends declared ($0.02 per share)	-	-	(578)	-	-	(578)
Stock based compensation expense	-	187	-	-	-	187
Purchase of treasury stock	-	-	-	-	(3,309)	(3,309)
Balance at March 31, 2018	$33	$12,759	$194,732	$(145)	$(280,002)	$(72,623)
Net income	-	-	31,582	-	-	31,582
Foreign currency translation	-	-	-	(60)	-	(60)
Dividends declared ($0.02 per share)	-	-	(579)	-	-	(579)
Stock based compensation expense	-	354	-	-	-	354
Purchase of treasury stock	-	-	-	-	(3,543)	(3,543)
Balance at June 30, 2018	$33	$13,113	$225,735	$(205)	$(283,545)	$(44,869)
Net income	-	-	35,016	-	-	35,016
Foreign currency translation	-	-	-	(13)	-	(13)
Dividends declared ($0.02 per share)	-	-	(580)	-	-	(580)
Stock based compensation expense	-	501	-	-	-	501
Purchase of treasury stock	-	-	-	-	(2,245)	(2,245)
Balance at September 30, 2018	$33	$13,614	$260,171	$(218)	$(285,790)	$(12,190)
Net income	-	-	23,337	-	-	23,337
Foreign currency translation	-	-	-	(22)	-	(22)
Dividends declared ($0.02 per share)	-	-	(580)	-	-	(580)
Stock based compensation expense	-	578	-	-	-	578
Purchase of treasury stock	-	-	-	-	(1,513)	(1,513)
Balance at December 31, 2018	$33	$14,192	$282,928	$(240)	$(287,303)	$9,610

See notes to consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$81,917	$117,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,222	562
Accretion of discounts and amortization of premiums	34	-
Stock based compensation expense	2,841	1,620
Deferred income taxes	(4,777)	(487)
Foreign currency translation gain / (loss)	35	(6)
Cost basis of donated securities	2,601	325
Unrealized loss on securities	4,717	18,632
Net realized loss on securities	74	-
(Increase) decrease in assets:
Investments in securities	(3,154)	(13,568)
Receivable from brokers	2,434	(1,845)
Investment advisory fees receivable	(10,416)	13,035
Receivable from affiliates	257	1,532
Income taxes receivable	(1,388)	615
Other assets	(2,037)	234
Increase (decrease) in liabilities:
Payable to brokers	(112)	(698)
Income taxes payable	3,145	(252)
Compensation payable	3,869	(22,496)
Payable to affiliates	2,941	186
Accrued expenses and other liabilities	5,788	3,297
Total adjustments	8,074	686
Net cash provided by operating activities	89,991	117,882
Cash flows from investing activities:
Purchases of securities	(5,084)	(2,388)
Proceeds from sales of securities	314	-
Return of capital on securities	14	-
Net cash used in investing activities	(4,756)	(2,388)
Cash flows from financing activities:
Dividends paid	(2,756)	(2,328)
Purchase of treasury stock	(37,357)	(10,610)
Repayment of principal portion of lease liability	(180)	-
Repurchase of AC 4% PIK Note	-	(50,000)
Repayment of AC 1.6% Note	-	(15,000)
Margin loan borrowings	-	11,000
Margin loan payments	-	(25,115)
Amortization of debt issuance costs	-	24
Net cash used in financing activities	(40,293)	(92,029)
Effect of exchange rates on cash and cash equivalents	(8)	(84)
Net increase in cash and cash equivalents	44,934	23,381
Cash and cash equivalents, beginning of period	41,202	17,821
Cash and cash equivalents, end of period	$86,136	$41,202
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,539	$3,622
Cash paid for taxes	$26,874	$36,400
Supplemental disclosure of non-cash activity:
For 2019 and 2018, the Company accrued dividends on restricted stock awards of $39 and $20, respectively.

See notes to consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Organization and Description of Business

Unless indicated otherwise, or the context otherwise requires, references in this report to “GAMCO Investors, Inc.,” “GAMCO,” “the Company,” and “GBL” or similar terms are to GAMCO Investors, Inc., its predecessors, and its subsidiaries.

GAMCO (New York Stock Exchange (“NYSE”): GBL), a company incorporated under the laws of Delaware, is a widely-recognized provider of investment advisory services to 24 open-end funds, 16 closed-end funds, one société d’investissement à capital variable (“SICAV”), and approximately 1,700 institutional and private wealth management (“Institutional and PWM”) investors principally in the United States (U.S.). The Company generally manages assets on a fully discretionary basis and invests in a variety of U.S. and international securities through various investment styles including value, growth, non-market correlated, and convertible securities.

The Company’s revenues are based primarily on the levels of assets under management (“AUM”) and fees associated with the various investment products.

Since the Company’s inception in 1977, its value assets have been identified with its research-driven approach to equity investing and proprietary Private Market Value (PMV) with a CatalystTM investment approach.

The investment advisory business is conducted principally through the following subsidiaries: Gabelli Funds, LLC (open-end and closed-end funds) (“Gabelli Funds”) and GAMCO Asset Management Inc. (Institutional and PWM) (“GAMCO Asset”). The distribution of open-end funds is conducted through G.distributors, LLC (“G.distributors”), the Company’s broker-dealer subsidiary.

1. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Gabelli Funds, GAMCO Asset, Distributors Holdings, Inc., G.distributors, GAMCO Asset Management (UK) Limited, Gabelli Fixed Income, Inc., Gabelli Fixed Income L.L.C. (“Gabelli Fixed Income”), GAMCO International Partners LLC, and GAMCO Acquisition LLC. Intercompany accounts and transactions have been eliminated. Subsidiaries are fully consolidated from the date of acquisition, being the date on which GBL obtains control, and continue to be consolidated until the date that such control ceases.

The annual financial statements have been prepared in accordance with U.S. GAAP for annual financial information and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the years presented have been included.

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

Nature of Operations

Gabelli Funds, GAMCO Asset, and Gabelli Fixed Income are registered investment advisors under the Investment Advisers Act of 1940, as amended. G.distributors is a registered broker-dealer with the Securities and Exchange Commission (“SEC”) and is regulated by the Financial Industry Regulatory Authority (“FINRA”). Refer to Major Revenue-Generating Services and Revenue Recognition below for additional discussion of the Company’s business.

Cash and Cash Equivalents

Cash equivalents primarily consist of an affiliated money market fund (The Gabelli U.S. Treasury Money Market Fund) which is highly liquid. Government debt with maturities of three months or less at the time of purchase are also considered cash equivalents.

Currency Translation

Assets and liabilities of subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the dates of the applicable consolidated statements of financial condition. Revenues and expenses of such subsidiaries are translated at the average exchange rates during the period. The gains or losses resulting from translating non-U.S. dollar functional currency into U.S. dollars are included in the consolidated statements of comprehensive income.

Transactions in currencies other than the U.S. dollar, including the Company’s investments in foreign government obligations, are measured on the transaction date in U.S. dollars. Changes in the expected cash flows caused by changes in exchange rates, measured at exchange rates at the dates of the applicable consolidated statements of financial condition, are included in the consolidated statements of income.

Investments in Securities

Securities owned are recorded at fair value in the statements of financial condition in accordance with U.S. GAAP. Securities that are not readily marketable are stated at their estimated fair values in accordance with U.S. GAAP. Securities transactions and any related gains and losses are recorded on a trade date basis. Realized gains and losses from securities transactions are recorded on the specific identified cost basis and are included in gain/(loss) from investments, net on the consolidated statements of income.

Equity securities, effective January 1, 2018 with the adoption of Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, are stated at fair value with any unrealized gains or losses reported in current period earnings in gain/(loss) from investments, net on the consolidated statements of income.

Management determines the appropriate classification of securities at the time of purchase. Government debt with maturities of greater than three months at the time of purchase are considered investments in debt securities. Investments in debt securities are accounted for as either trading, available for sale (“AFS”), or held-to-maturity. The Company does not hold any investments in debt securities accounted for as trading or AFS. The Company’s investments in debt securities are classified as held-to-maturity, as the Company has the intent and ability to hold these securities until maturity, and represent fixed income securities recorded at amortized cost. Discounts from and premiums to par value on held-to-maturity investments are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any. Held-to-maturity securities are evaluated for other than temporary impairment each reporting period and any impairment charges are recorded in gain/(loss) from investments, net on the consolidated statements of income. As of December 31, 2019 and 2018, there were no impairments on the Company’s investments in debt securities classified as held-to-maturity.

Major Revenue-Generating Services and Revenue Recognition

The Company’s revenues are derived primarily from investment advisory and incentive fees and distribution fees.

Investment advisory and incentive fees are directly influenced by the level and mix of assets under management (“AUM”), as fees are derived from a contractually-determined percentage of AUM for each account as well as incentive fees earned on certain accounts. Advisory fees from the open-end funds and closed-end funds (collectively, the “Funds”) and sub-advisory accounts are computed daily or weekly based on average net assets and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  Advisory fees from Institutional and PWM accounts are generally computed quarterly based on account values as of the end of the preceding quarter, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition. The Company derived approximately 89% of its total revenues from advisory fees, including incentive fees, for the years ended December 31, 2019 and 2018. These revenues vary depending upon the level of sales compared with redemptions, financial market conditions, performance, and the fee structure for the Fund or account. Revenues derived from the equity-oriented portfolios generally have higher advisory fee rates than fixed income portfolios.

The Company receives incentive fees from certain Institutional and PWM accounts, which are based upon meeting or exceeding a specific benchmark index or indices.  Incentive fees refer to fees earned when the return generated for the client exceeds the benchmark and can be earned even if the return to the client is negative as long as the return exceeds the benchmark.  These fees are recognized, for each respective account, at the end of the stipulated contract period which is either quarterly or annually and varies by account.  Receivables due for incentive fees earned are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were no incentive fees receivable as of December 31, 2019 and 2018.

For The GDL Fund, there is an incentive fee earned as of the end of the calendar year which varies to the extent the total return of the fund is in excess of the ICE Bank of America Merrill Lynch 3 Month U.S. Treasury Bill Index total return. This fee is recognized at the end of the measurement period. Receivables due on incentive fees relating to The GDL Fund are included in investment advisory fees receivable on the consolidated statements of financial condition and were $2.2 million as of December 31, 2019.  There were no incentive fees receivable as of December 31, 2018.

For the Gabelli Merger Plus+ Trust Plc, there is an incentive fee which is earned and recognized at the end of the measurement period, June 30th and varies to the extent the total return of the fund is in excess of twice the rate of return of the 13 week Treasury Bills over the performance period. There were no incentive fees receivable as of December 31, 2019 or 2018.

Advisory fees on certain of the closed-end preferred shares are earned at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares. These fees are recognized at the end of the measurement period, which is annually. Receivables due for advisory fees on closed-end preferred shares are included in investment advisory fees receivable on the consolidated statements of financial condition. There were $5.8 million in advisory fees receivable on closed-end preferred shares as of December 31, 2019. There were no advisory fees receivable on closed-end preferred shares as of December 31, 2018.

For the GAMCO Merger Arbitrage SICAV, there is an incentive fee earned as of the end of the calendar year equal to twenty percent of the gross return of the fund.  This fee is recognized at the end of the measurement period, which is annually on a calendar year basis, or earlier if there is a redemption.  Receivables due on incentive fees relating to the GAMCO Merger Arbitrage SICAV are included in investment advisory fees receivable on the consolidated statements of financial condition and were $5.2 million and $1.3 million as of December 31, 2019 and 2018, respectively.

Distribution fees revenues are derived primarily from the distribution of Gabelli and GAMCO open-end Funds as well as the affiliated TETON Westwood and Keeley open-end funds advised by either a subsidiary of GBL (Gabelli Funds), a subsidiary of GGCP, Inc. (“GGCP”) (Teton), or a subsidiary of Teton (Keeley-Teton Advisors, Inc.). G.distributors distributes the open-end Funds pursuant to distribution agreements with each Fund. Under each distribution agreement with an open-end Fund, G.distributors offers and sells such open-end Fund shares on a continuous basis and pays all of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising and maintaining sales and customer service teammates and sales and services fulfillment systems, and payments to the sponsors of third party distribution programs, financial intermediaries, and G.distributors’ sales teammates. G.distributors receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 (“12b-1”) of the Investment Company Act of 1940, as amended (“Company Act”). G.distributors is the principal underwriter for funds distributed in multiple classes of shares which carry either a front-end or back-end sales charge.

Under the distribution plans, the Class AAA shares of the open-end Funds (except The Gabelli U.S. Treasury Money Market Fund, Gabelli Capital Asset Fund, and The Gabelli ABC Fund) and the Class A and ADV shares of certain Funds pay G.distributors a distribution fee of 0.25% per year (except the Class A shares of the TETON Westwood Funds which pay 0.50% per year, except for the TETON Westwood Intermediate Bond Fund which pays 0.35%, and the Class A shares of the Gabelli Enterprise Mergers and Acquisitions Fund which pay 0.45% per year) on the average daily net assets of the fund. Class C shares have a 12b-1 distribution plan with a distribution fee totaling 1.00%.

Distribution fees from the open-end Funds are computed daily based on average net assets. The amounts receivable for distribution fees are included in receivables from affiliates on the consolidated statements of financial condition.

Distribution Costs

The Company incurs certain promotion and distribution costs, which are expensed as incurred, principally related to the sale of shares of Funds and after-market support services related to the closed-end Funds. Additionally, Gabelli Funds has agreed to reimburse expenses on certain funds beyond certain expense caps. The reimbursed expenses are presented on a gross basis in distribution costs in the consolidated statements of income.

Dividends and Interest Income and Interest Expense

Dividends are recorded on the ex-dividend date. Interest income and interest expense are accrued as earned or incurred.

Depreciation and Amortization

Fixed assets other than leasehold improvements, with net book value of $325 thousand and $362 thousand at December 31, 2019 and 2018, respectively, which are included in other assets, are recorded at cost and depreciated using the straight-line method over their estimated useful lives from four to seven years. Accumulated depreciation was $2.9 million and $2.8 million at December 31, 2019 and 2018, respectively. Leasehold improvements, with net book value of $1.1 million and $1.3 million at December 31, 2019 and 2018, respectively, which are included in other assets, are recorded at cost and amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter. The leased property under the finance lease is depreciated utilizing the straight-line method over the term of the lease, which expires on December 31, 2028.  The finance lease was extended on June 11, 2014 to December 31, 2028 from December 31, 2023.  For the years ended December 31, 2019 and 2018, depreciation and amortization were $1.2 million and $562 thousand, respectively.  Depreciation and amortization is expected to be approximately $1.2 million annually over the next three years.

Goodwill and Identifiable Intangible Assets

Goodwill and identifiable intangible assets are initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less the liabilities assumed. Goodwill and identifiable intangible assets are tested for impairment at least annually as of November 30th and whenever certain triggering events are met. In assessing the recoverability of goodwill and identifiable intangible assets, projections regarding estimated future cash flows and other factors are made to determine the fair value of the assets. If the book value exceeds the fair value of the assets, an impairment charge is recorded, corresponding to the amount by which the book value exceeds the fair value.

Income Taxes

GBL and its operating subsidiaries file a consolidated federal income tax return. Accordingly, the income tax provision represents the aggregate of the amounts provided for all companies. The Company operates in numerous states and countries through its subsidiaries and therefore must allocate income, expenses, and earnings to these taxing jurisdictions taking into account the various laws and regulations in each jurisdiction. Each year, the Company files tax returns in each jurisdiction and settles its tax liabilities, which may be subject to audit by the taxing authorities. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts on the consolidated statements of financial condition using the statutory tax rates in effect for the year when the reported amount of the asset or liability is recovered or settled, respectively. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. In accordance with Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, excess tax benefits or tax deficiencies are recognized against income tax expenses. A valuation allowance is recorded to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. In accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”), for each tax position taken or expected to be taken in a tax return, the Company determines whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize on the consolidated statements of financial condition. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company records unrecognized tax benefits as liabilities in accordance with ASC 740 and adjusts these liabilities when the Company’s judgment changes as a result of the evaluation of new information not previously available. The Company recognizes the accrual of interest on uncertain tax positions and penalties in income tax provision on the consolidated statements of income.

Fair Values of Financial Instruments

All of the instruments within cash and cash equivalents and investments in securities are measured at fair value.

The Company’s assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy. See Note 4, Fair Value, for further details on the fair value hierarchy.

Cash equivalents primarily consist of an affiliated money market fund which is invested solely in U.S. Treasuries and valued based on the net asset value of the fund. Government debt with maturities of three months or less at the time of purchase are also considered cash equivalents and are valued using unadjusted quoted market prices.

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

Management Fee

Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits before management fee which is paid to Mr. Mario J. Gabelli (“Mr. Gabelli”) or his designee for acting as CEO pursuant to his 2008 Employment Agreement so long as he is an executive of GBL and devotes the substantial majority of his working time to the business. In accordance with his 2008 Employment Agreement, he has allocated $1.5 million and $0.9 million of his management fee to certain other employees (“teammates”) of the Company in 2019 and 2018, respectively.

Stock Based Compensation

The Company has granted equity awards, in the form of restricted stock awards (“RSAs”) to teammates and stock options to board members, which were recommended by the Company’s Chairman, who did not receive an RSA or option award, and approved by a committee of GBL’s board of directors (the “Board of Directors”) responsible for administering the awards (“Compensation Committee”). The Company’s stock-based compensation provided to teammates and board members is accounted for as an equity award based on fair value.

The estimated fair value of RSAs is determined by using the closing price of Class A Common Stock (“Class A Stock”) on the grant date. The total expense, which is reduced by estimated forfeitures, is recognized over the vesting period for these awards which is 30% over three years from the date of grant and 70% over five years from the date of grant. The forfeiture rate is determined by reviewing historical forfeiture rates for previous stock-based compensation grants and is reviewed and updated quarterly, if necessary.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates. Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.

The estimated fair value of option awards on the grant date is determined using the Black Scholes option-pricing model. This sophisticated model utilizes a number of assumptions in arriving at its results, including the estimated life of the option, the risk free interest rate at the date of grant, and the volatility of the underlying common stock. The effects of changing any of the assumptions or factors employed by the Black Scholes model may result in a significantly different valuation for the options. The total expense based on the grant date fair value, which is reduced by estimated forfeitures, is recognized over the vesting period for these awards which is  75% over three years from the date of grant and 25% over four years from date of grant. The forfeiture rate is determined by reviewing historical forfeiture rates for previous stock-based compensation grants and is reviewed and updated quarterly, if necessary.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains cash and cash equivalents primarily in the Gabelli U.S. Treasury Money Market Fund, which invests in instruments issued by the U.S. government. The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company. In addition, the credit risk is further limited by virtue of the fact that no single advisory relationship provided over 10% of the total revenue of the Company during 2019 and 2018.  All investments in securities are held at third party brokers or custodians.

Business Segment

The Company operates in one business segment, the investment advisory and asset management business. The Company conducts its investment advisory business principally through Gabelli Funds (Funds) and GAMCO Asset (Institutional and PWM). The distribution of the open-end Funds and underwriting of those Funds is conducted through G.distributors.

Recent Accounting Developments

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends the guidance in U.S. GAAP for the accounting for leases with terms longer than 12 months. ASU 2016-02 requires a lessee to recognize assets and liabilities arising from these leases in the consolidated statement of financial position. It requires these leases to be recorded on the balance sheet as right-of-use assets and offsetting lease liability obligations. The guidance was effective for the Company on January 1, 2019 and the Company adopted this guidance on that date. The Company has elected the transition method allowed under ASU 2018-11, Leases (Topic 842): Targeted Improvements, which does not require restatement of comparative periods, but instead requires a cumulative adjustment to opening retained earnings at the January 1, 2019 adoption date. The Company has performed the analysis on the transition to this guidance and, as a result, recorded a $106 thousand reduction to retained earnings, a $650 thousand increase to other assets, and a $756 thousand increase to lease liability obligations.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the process used to test for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill, and instead any goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), Leases (Topic 842): Effective Dates (ASU 2019-10), which deferred the effective date of this guidance for smaller reporting companies for three years. This guidance will be effective for the Company on January 1, 2023 using a prospective transition method and early adoption is permitted. The Company is currently evaluating the potential effect of this new guidance on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Accounting for Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Currently, U.S. GAAP requires an “incurred loss” methodology that delays recognition until it is probable a loss has been incurred. Under ASU 2016-13, the allowance for credit losses must be deducted from the amortized cost of the financial asset to present the net amount expected to be collected. The consolidated statement of income will reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. In November 2019, the FASB issued ASU 2019-10, which deferred the effective date of this guidance for smaller reporting companies for three years. This guidance is effective for the Company on January 1, 2023 and requires a modified retrospective transition method, which will result in a cumulative-effect adjustment in retained earnings upon adoption. Early adoption is permitted. The Company is currently assessing the potential impact of this new guidance on the Company’s consolidated financial statements.

2. Revenue Recognition

The discussion below includes all material revenue streams that are within the scope of ASU 2014-09, Revenue From Contracts With Customers (Topic 606) (“ASU 2014-09”). In all cases for all revenue streams discussed below, the revenue generated is from a single transaction price and there is no need to allocate the amounts across more than a single revenue stream. The customer for all revenues derived from open-end and closed-end funds described in detail below has been determined to be each fund itself and not the ultimate underlying investor in each fund.

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

Advisory Fee Revenues

Advisory fees for Funds, sub-advisory accounts, and the SICAV are earned based on predetermined percentages of the average net assets of the individual Funds and are recognized as revenues as the related services are performed. Fees for open-end Funds, one non-U.S. closed-end Fund, sub-advisory accounts, and the SICAV are computed on a daily basis based on average daily net AUM. Fees for U.S. closed-end Funds are computed on average weekly net AUM and fees for one non-U.S. closed-end fund are computed on a daily basis based on daily market value. These fees are received in cash after the end of each monthly period within 30 days. The revenue recognition occurs ratably as the performance obligation (advising the Fund) is met continuously over time. There is a risk of non-payment and, therefore, an impairment loss on these receivables is possible at each reporting date. There were no such impairment losses for the periods presented.

Advisory fees for Institutional and PWM accounts are earned based on predetermined percentages of the AUM and are generally computed quarterly based on account values at the end of the preceding quarter.  The revenue recognition occurs daily as the performance obligation (advising the client portfolio) is met continuously. These fees are received in cash, typically within 60 days of the client being billed. There is a risk of non-payment and, therefore, an impairment loss on these receivables is possible at each reporting date. There were no such impairment losses for the periods presented.

Performance Correlated and Conditional Revenues

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

The Company also receives incentive fees from certain institutional clients, which are based upon exceeding either a specific benchmark index or a defined return for these accounts. These fees are recognized at the end of the stipulated contract period, which is generally annually, for each respective account. These fees would also be earned and the contract period ended at any interim point in time that the client terminated its relationship with the Company. These fees are received in cash after the end of the measurement period, typically within 60 days.

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

Distribution Fees and Other Income

Distribution fees and other income primarily includes distribution fee revenue earned in accordance with Rule 12b-1 of the Company Act along with sales charges and underwriting fees associated with the sale of the class A shares of open-end Funds. Distribution fees are computed based on average daily net assets of certain classes of each fund and are accrued during the period in which they are earned. These fees are received in cash after the end of each monthly period within 30 days. In evaluating the appropriate timing of the recognition of these fees, the Company applied the guidance on up-front fees to determine whether such fees are related to the transfer of a promised service (a distinct performance obligation). The Company’s conclusion is that the service being provided by G.distributors to the customer in exchange for the fee is for the initial distribution of certain classes of the open-end Funds and is completed at the time of each respective sale. Any fixed amounts are recognized on the trade date and variable amounts are recognized to the extent it is probable that a significant revenue reversal will not occur once the uncertainty is resolved. For variable amounts, as the uncertainty is dependent on the value of the shares at future points in time as well as the length of time the investor remains in the fund, both of which are highly susceptible to factors outside the Company’s influence, the Company does not believe that it can overcome this constraint until the market value of the fund and the investor activities are known, which are generally monthly. Sales charges and underwriting fees associated with the sale of certain classes of the open-end Funds are recognized on the trade date of the sale of the respective shares. There is a risk of non-payment and, therefore, an impairment loss on these receivables is possible at each reporting date. There were no such impairment losses for the periods presented.

Revenue Disaggregated

The following table presents the Company’s revenue disaggregated by account type (in thousands):

	Twelve Months Ended December 31,
	2019	2018
Investment advisory and incentive fees:
Open-end Funds	$105,975	$122,804
Closed-end Funds	65,569	67,418
Sub-advisory accounts	3,494	4,479
Institutional & Private Wealth Management	83,814	99,180
SICAVs	5,742	5,625
Performance-based	14,496	1,495
Conditional	-	1,650
Distribution fees and other income	33,278	38,804
Total revenues	$312,368	$341,455

3. Investments in Securities

Effective with the Company’s adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on January 1, 2018, the Company carries all investments in equity securities at fair value. Investments in equity securities at December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31, 2019		December 31, 2018
	Cost	Estimated Market Value	Cost	Estimated Market Value
Investments in securities:
Common stocks	$41,226	$26,463	$38,865	$32,414
Open-end funds	755	752	44	38
Closed-end funds	494	511	1,414	1,337
Total investments in securities	$42,475	$27,726	$40,323	$33,789

Investments in equity securities, including the Company’s investments in common stocks and open-end and closed-end funds, are stated at fair value with any unrealized gains or losses reported in each respective period’s earnings.

Investments in debt securities designated as held-to-maturity are carried at amortized cost. Investments in debt securities at December 31, 2019 consisted of the following (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Investments in debt securities:
Foreign government obligations	$6,547	$-	$-	$6,547
Total investments in debt securities	$6,547	$-	$-	$6,547

There were no investments in debt securities at December 31, 2018.

Held-to-maturity investments are stated at amortized cost with any foreign currency remeasurement included in unrealized gains or losses in each respective period’s earnings. The maturity dates of all of the Company’s debt securities are less than one year.

4. Fair Value

All of the instruments within cash and cash equivalents and investments in securities are measured at fair value, except for those investments designated as held-to-maturity. The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), guidance on fair value measurement. The levels of the fair value hierarchy and their applicability to the Company are described below:

-
Level 1 - the valuation methodology utilizes quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date. Level 1 assets include cash equivalents, government obligations, open-end funds, closed-end funds, and listed equities.

-
Level 2 - the valuation methodology utilizes inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities that are not active and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly-quoted intervals.

-	Level 3 - the valuation methodology utilizes unobservable inputs for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2019 and 2018 (in thousands):

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2019

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2019
Cash equivalents	$85,823	$-	$-	$85,823
Investments in securities:
Common stocks	26,463	-	-	26,463
Closed-end Funds	511	-	-	511
Open-end Funds	752	-	-	752
Total investments in securities	27,726	-	-	27,726
Total assets at fair value	$113,549	$-	$-	$113,549

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2018

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2018
Cash equivalents	$40,905	$-	$-	$40,905
Investments in securities:
Common stocks	32,414	-	-	32,414
Closed-end Funds	1,337	-	-	1,337
Open-end Funds	38	-	-	38
Total investments in securities	33,789	-	-	33,789
Total assets at fair value	$74,694	$-	$-	$74,694

Cash equivalents primarily consist of an affiliated money market fund which is invested solely in U.S. Treasuries and valued based on the net asset value of the fund.

Financial assets disclosed but not carried at fair value

The following table presents the carrying value and fair value of the Company’s investments in debt securities disclosed but not carried at fair value, including those foreign government obligations investments designated as held-to-maturity which are carried at amortized cost remeasured in U.S. dollars, as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Value (1)	Fair Value Level 1	Carrying Value	Fair Value Level 1
Foreign government obligations	$6,547	$6,547	$-	$-
Total	$6,547	$6,547	$-	$-
(1)	Amortized cost at December 31, 2019 prior to remeasurement in U.S. dollars was $6,343.

At December 31, 2019 and 2018, the 5.875% Senior Notes were recorded at face value, net of amortized issuance costs, as follows (in thousands) on the consolidated statements of financial position:

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value Level 2	Carrying Value	Fair Value Level 2
5.875% Senior notes	$24,191	$24,815	$24,168	$23,061
Total	$24,191	$24,815	$24,168	$23,061

The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.

5. Income Taxes

The provision for income taxes for the years ended December 31, 2019 and 2018 consisted of the following (in thousands):

	2019	2018
Federal:
Current	$26,369	$32,979
Deferred	(4,350)	(604)
State and local:
Current	5,149	4,971
Deferred	(427)	117
Total	$26,741	$37,463

A reconciliation of the Federal statutory income tax rate to the effective tax rate is set forth below:

	2019	2018
Statutory Federal income tax rate	21.0%	21.0%
State income tax, net of Federal benefit	4.0	2.6
Other	(0.4)	0.6
Effective income tax rate	24.6%	24.2%

Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	2019	2018
Deferred tax assets:
Deferred compensation	$11,069	$8,830
Investments in securities	3,536	1,567
Stock compensation expense	1,026	344
Capital lease obligation	655	648
Other	224	211
Total deferred tax assets	16,510	11,600
Deferred tax liabilities:
Intangible asset amortization	(394)	(313)
Contingent deferred sales commissions	(154)	(107)
Other	(17)	(13)
Total deferred tax liabilities	(565)	(433)
Net deferred tax assets (liabilities)	$15,945	$11,167

As of December 31, 2019 and 2018, the total amount of gross liability for unrecognized tax benefits related to uncertain tax positions was approximately $16.3 million and $14.2 million, respectively, of which recognition of $12.9 million and $11.3 million, respectively, would impact the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits related to uncertain tax positions is as follows (in millions):

Balance at December 31, 2017	$13.3
Additions based on tax positions related to the current year	1.8
Reductions for tax positions of prior years	(0.9)
Balance at December 31, 2018	14.2
Additions based on tax positions related to the current year	1.5
Additions for tax positions of prior years	1.4
Reductions for tax positions of prior years	(0.8)
Balance at December 31, 2019	$16.3

As of December 31, 2019 and 2018, the net liability for unrecognized tax benefits related to uncertain tax positions was $19.3 million and $16.2 million, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition. These amounts include penalties and interest related to tax uncertainties in income taxes of approximately $7.9 million and $6.1 million at December 31, 2019 and 2018, respectively. The Company records penalties and interest related to tax uncertainties in income taxes. The Company recorded an income tax expense related to an increase in its liability for interest and penalties of $1.6 million and $1.0 million for the years ended December 31, 2019 and 2018, respectively.

The Company is currently being audited by New York State for years 2007 through 2017 but does not expect that any potential assessments will be material to its results of operations. The Company is subject to future audits by New York State for all years after 2017. The Company’s remaining state income tax returns are subject to future audit for varying years after 2011. The Company’s Federal tax returns are subject to future audit for all years after 2015.

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

	Years Ending December 31,
	2019	2018
Basic:
Net income	$81,917	$117,196
Weighted average shares outstanding	27,407	28,744
Basic net income per share	$2.99	$4.08

Diluted:
Net income	$81,917	$117,196

Weighted average share outstanding	27,407	28,744
Restricted stock awards	72	33
Total	27,479	28,777

Diluted net income per share	$2.98	$4.07

7. Debt

AC 4% PIK Note

In connection with the spin-off of Associated Capital Group, Inc. (“AC”) on November 30, 2015, the Company issued a $250 million promissory note (the “AC 4% PIK Note”) payable to AC, which bore interest at 4.0% per annum. The original principal amount had a maturity date of November 30, 2020.

During 2018, the Company fully prepaid the remaining $50 million of principal of the AC 4% PIK Note against the principal amount due on November 30, 2020 without penalty.

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

On November 18, 2015, the Company commenced a tender offer (the “Offer”) to purchase for cash up to $100 million aggregate principal amount of the Senior Notes at a price of 101% of the principal amount. $75.8 million of face value Senior Notes were tendered upon the expiration of the Offer, leaving $24.2 million of face value remaining.

8. Equity

Shares outstanding were 27.4 million and 29.0 million on December 31, 2019 and 2018, respectively.

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

Stock Award and Incentive Plan

The Company maintains a stock award and incentive plan approved by the shareholders (the “Plan”), which is designed to provide incentives which will attract and retain individuals key to the success of GBL through direct or indirect ownership of GBL common stock. A maximum of 7.5 million shares of Class A Stock have been reserved for issuance under the Plan by the Compensation Committee of the Company’s Board of Directors. Benefits under the Plan may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, and other stock or cash based awards. Under the Plan, the Compensation Committee may grant RSAs, each of which entitles the grantee to one share of Class A Stock subject to restrictions, and either incentive or nonqualified stock options, with a term not to exceed ten years from the grant date and at an exercise price that the Compensation Committee may determine, which were recommended by the Company’s Chairman who did not receive any awards.

On January 5, 2018, the Compensation Committee accelerated the vesting relating to the remaining 19,400 RSAs outstanding at that time. As a result, GBL recorded an incremental $0.2 million of stock-based compensation expense during 2018.

On April 4, 2018, 270,500 RSAs were issued at a grant price of $24.77 per RSA. On May 9, 2018, 10,000 stock options were issued with an exercise price of $25.55. On August 7, 2018, 162,450 RSAs were issued at a grant price of $25.16 per RSA. On September 17, 2018, 5,000 RSAs were issued at a grant price of $25.74 per RSA. On June 30, 2019, 264,900 RSAs were issued at a grant price of $19.17 per RSA.

As of December 31, 2019 and 2018, there were 660,950 and 427,650, respectively, of these RSAs outstanding with weighted average grant prices per RSA of $22.67 and $24.93, respectively, and 10,000 of these stock options outstanding with an exercise price of $25.55.

For the years ended December 31, 2019 and 2018, the Company recorded approximately $2.8 million and $1.6 million, respectively, in stock based compensation expense, which resulted in the recognition of tax benefits of approximately $0.7 million and $0.4 million, respectively.

The total compensation costs related to non-vested awards not yet recognized is approximately $9.7 million as of December 31, 2019.

During 2016, in accordance with the deferred compensation agreement (“DCCA”) with Mr. Gabelli for the full year of 2016 (“2016 DCCA”), the Company issued 2,314,695 Restricted Stock Units (“RSUs”), based upon the volume weighted average price (“VWAP”) of the Company’s Class A Stock for 2016 of $32.8187, in satisfaction of Mr. Gabelli’s variable compensation of $76.0 million for 2016. These RSUs vested 100% on January 2, 2020, and a cash payment in the amount of $43.7 million was made to the CEO. This payment was reduced by $32.3 million resulting from the DCCA being indexed to the GBL stock price and utilizing the lesser of the VWAP on the vesting date ($18.8812) versus the VWAP over 2016 ($32.8187). For 2019 and 2018, the Company expensed 25%, or $19.0 million, of the 2016 DCCA cost in each year. Notwithstanding its ability to settle the award in stock, given the Company’s intent to pay, and eventual settlement in, cash, in accordance with U.S. GAAP (ASC 718, Compensation—Stock Compensation), the award was accounted for as a liability-classified award and not as an equity-classified award. The liability was remeasured at fair value on each reporting period until the vesting date. Therefore, in accordance with U.S. GAAP, the Company marked to market the RSU payable on December 31, 2019 and 2018 to the closing prices of the Company’s Class A Stock of $19.49 and $16.89, respectively. These mark to market adjustments resulted in a reduction of the RSU expense of $3.2 million and $24.0 million for 2019 and 2018, respectively.

On December 23, 2016, GAMCO entered into a DCCA with Mr. Gabelli whereby his variable compensation for the first half of 2017 (“First Half 2017 DCCA”) was in the form of RSUs determined by the VWAP of the Company’s Class A Stock during the first half of 2017. During 2017, in accordance with the First Half 2017 DCCA, the Company issued 1,244,018 RSUs, based upon the VWAP of the Company’s Class A Stock for the first half of 2017 of $29.6596, in satisfaction of Mr. Gabelli’s variable compensation of $36.9 million for that period. These RSUs vested 100% on July 2, 2018, and a cash payment in the amount of $28.3 million was made to the CEO. This payment was after a waiver of $6.0 million by the CEO and a reduction of $2.6 million resulting from the DCCA being indexed to the GBL stock price and utilizing the lesser of the VWAP on the vesting date ($27.1837) versus the VWAP over the first half of 2017 ($29.6596).

On September 30, 2017, GAMCO entered into a DCCA with Mr. Gabelli whereby his variable compensation for the fourth quarter of 2017 (“Fourth Quarter 2017 DCCA”) was in the form of RSUs determined by the VWAP of the Company’s Class A Stock during the fourth quarter of 2017. During 2017, in accordance with the Fourth Quarter 2017 DCCA, the Company issued 530,662 RSUs, based upon the VWAP of the Company’s Class A Stock for the fourth quarter of 2017 of $29.1875, in satisfaction of Mr. Gabelli’s variable compensation of $15.5 million for that period. These RSUs vested 100% on April 1, 2019, and a cash payment in the amount of $11.0 million was made to the CEO. This payment was reduced by $4.5 million resulting from the DCCA being indexed to the GBL stock price and utilizing the lesser of the VWAP on the vesting date ($20.7916) versus the VWAP over the fourth quarter of 2017 ($29.1875).

Stock Repurchase Program

In March 1999, the Board of Directors established a stock repurchase program (the “Stock Repurchase Program”) to grant management the authority to repurchase shares of Class A Stock. In May and November 2019, the Board of Directors increased the buyback authorization by 1,212,759 and 1,000,000 shares of Class A Stock, respectively.

On April 16, 2019 and September 16, 2019, GAMCO repurchased 1.2 million and 70 thousand shares, respectively, of Class A Stock at $21.00 and $20.07 per share, respectively, in private transactions. For the years ended December 31, 2019 and 2018, outside of the private transactions, the Company repurchased 551,675 and 419,995 shares, respectively, at an average price per share of $18.99 and $25.25, respectively. At December 31, 2019, the total shares available under the Stock Repurchase Program to be repurchased in the future were 1,243,135. The Stock Repurchase Program is not subject to an expiration date.

Dividends

During 2019 and 2018, the Company declared dividends of $0.08 per share to class A and class B shareholders totaling $2.2 million and $2.3 million, respectively.

Shelf Registration

In April 2018, the SEC declared effective the Company’s “shelf” registration statement on Form S-3 giving the Company the flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities, and equity securities (including common and preferred securities) up to a total amount of $500 million. The shelf is available through April 2021, at which time it may be renewed.

9. Goodwill and Identifiable Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less the liabilities assumed. At December 31, 2019 and 2018, there was goodwill of $0.2 million maintained on the consolidated statements of financial condition related to G.distributors.

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.9 million at December 31, 2019 and 2018. This investment advisory agreement is next up for renewal in February 2021. As a result of becoming the advisor to the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.6 million at December 31, 2019 and 2018. The investment advisory agreements for the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. are next up for renewal in August 2020. Each of these investment advisory agreements are subject to annual renewal by the respective fund’s board of directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.

The Company assesses the recoverability of goodwill and intangible assets at least annually, or more often should events warrant. At November 30, 2019 and 2018, management conducted its annual assessments of the recoverability of the intangible assets and determined that there was no impairment of it on the consolidated financial statements.

10. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions, or other relief. For such matters, if any, the consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures. However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations, or cash flows at December 31, 2019.

Leases

On December 5, 1997, the Company entered into a fifteen-year lease, expiring on April 30, 2013, of office space from an entity controlled by members of the Chairman’s family. On June 11, 2013, the Company modified and extended its lease with M4E, LLC, the Company’s landlord at One Corporate Center, Rye, NY. The lease term was extended to December 31, 2028 and the base rental remained at $18 per square foot, or $1.1 million, for 2014. For each subsequent year through December 31, 2028, the base rental is determined by the change in the consumer price index for the New York Metropolitan Area for November of the immediate prior year with the base period as November 2008 for the New York Metropolitan Area.

This lease has been accounted for as a finance lease under FASB ASC Topic 842 (and prior to 2019, as a capital lease under FASB ASC Topic 840, Leases) as it transfers substantially all the benefits and risks of ownership to the Company. The Company has recorded the leased property as an asset and a lease obligation for the present value of the obligation of the leased property. The leased property is amortized on a straight-line basis from the date of the most recent extension to the end of the lease. The lease obligation is amortized over the same term using the interest method of accounting. Finance lease improvements are amortized from the date of expenditure through the end of the lease term or the useful life, whichever is shorter, on a straight-line basis. The lease provides that all operating expenses relating to the property (such as property taxes, utilities and maintenance) are to be paid by the lessee, GAMCO. These are recognized as expenses in the periods in which they are incurred. Accumulated amortization on the leased property at December 31, 2019 and 2018 was approximately $5.2 million and $5.1 million, respectively.

The Company also rents office space under operating leases which expire at various dates through May 31, 2024.

The following table summarizes the Company’s leases for the years presented (in thousands, except lease term and discount rate):

	Years Ended December 31,
	2019	2018
Finance lease cost - interest expense	$1,076	$1,083
Finance lease cost - amortization of right-of-use asset	267	249
Operating lease cost	683	-
Sublease income	(485)	(463)
Total lease cost	$1,541	$869
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance lease	$-	$149
Operating cash flows from operating leases	725	-
Financing cash flows from finance lease	180	-
Total cash paid for amounts included in the measurement of lease liabilities	$905	$149
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,431	n/a
Weighted average remaining lease term—finance lease (years)	9.3	10.3
Weighted average remaining lease term—operating leases (years)	2.8	n/a
Weighted average discount rate—finance lease	19.1%	19.1%
Weighted average discount rate—operating leases	5.0%	n/a

The finance lease right-of-use asset, net of amortization, at December 31, 2019 and 2018 was $1.9 million and $2.1 million, respectively, and the operating right-of-use assets, net of amortization, were $0.8 million and $0, respectively, and these right-of-use assets were included within other assets in the consolidated statements of financial condition.

The following table summarizes the maturities of lease liabilities at December 31, 2019 (in thousands):

Year ending December 31,	Finance Leases	Operating Leases	Total Leases
2020	$1,276	$483	$1,759
2021	1,080	231	1,311
2022	1,080	164	1,244
2023	1,080	155	1,235
2024	1,080	61	1,141
Thereafter	4,320	-	4,320
Total lease payments	$9,916	$1,094	$11,010
Less imputed interest	(5,303)	(89)	(5,392)
Total lease liabilities	$4,613	$1,005	$5,618

The finance lease contains an escalation clause tied to the change in the New York Metropolitan Area Consumer Price Index which may cause the future minimum payments to exceed the amounts shown above. Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $0.8 million due over the next four years, which are due from affiliated entities. Future minimum lease payments have also not been reduced by future sublease payments of approximately $15 thousand per month from AC pursuant to AC’s lease agreement that expired on March 31, 2019, which was extended on the same terms and conditions on a month-to-month basis commencing on April 1, 2019.

11. Shareholder-Designated Contributions

During 2013, the Company established a shareholder-designated charitable contribution program. Under the program, each shareholder is eligible to designate a charity to which the Company would make a donation based upon the actual number of shares registered in the shareholder’s name. Shares held in nominee or street name are not eligible to participate. During 2019 and 2018, the Company recorded a charge of $4.5 million and $5.7 million, respectively, or $0.16 and $0.20, respectively, per diluted share, net of management fee and tax benefit related to contributions which were included in shareholder-designated contributions on the consolidated statements of income.

12. Related Party Transactions

The following is a summary of certain related party transactions.

GGCP Holdings, LLC, a subsidiary of GGCP, which is majority-owned by Mr. Gabelli, owns a majority of the outstanding shares of the Company’s Class B Stock. As of December 31, 2019 and 2018, such ownership represented approximately 92% and 91%, respectively, of the combined voting power of the outstanding common stock and approximately 67% and 63%, respectively, of the equity interest. As of December 31, 2019 and 2018, AC and its subsidiaries own approximately 2.9 million and 3.0 million shares, respectively, of the Company’s Class A Stock representing approximately 1% and 2%, respectively, of the combined voting power and approximately 11% and 10%, respectively, of the equity interest. AC is majority-owned by GGCP Holdings, LLC. Accordingly, Mr. Gabelli is deemed to control GBL.

Leases

The Company leases an approximately 60,000 square foot building located at One Corporate Center, Rye, New York as one of its principal offices (the “Building”) from an entity controlled by members of the Chairman’s family. See Leases within Note 10 for further details.

The Company sub-leases approximately 3,300 square feet in the Building to LICT Corporation, a company for which Mr. Gabelli serves as Chairman and CEO, which pays rent at the base rate of $28 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses. The total amounts received in 2019 and 2018 for rent and other expenses under this lease were $115,573 and $118,957, respectively, which were recorded in other operating expenses as a credit on the consolidated statements of income. Concurrent with the extension of the lease on the Building during 2008, the Company and LICT Corporation further agreed to extend the term of the sub-lease until December 2023 on the same terms and conditions. The Company also sub-leases approximately 1,600 square feet in the Building to Teton, a company which is majority owned by GGCP Holdings LLC. Teton pays rent at the base rate of $37.75 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses. The total amount received in 2019 and 2018 for rent and other expenses under this lease were $67,752 and $69,299, respectively, which were recorded in other operating expenses as a credit on the consolidated statements of income. The Company sub-leases approximately 13,800 square feet in the Building to AC. AC pays rent at the base rate of $22.32 per square foot plus $3 per square foot for electricity. The total amount received in 2019 and 2018 for rent and other expenses under this lease was $485,333 and $463,286, respectively, which was recorded in distribution fee and other income on the consolidated statements of income.

Effective September 1, 2019, the Company leases office space located at 191 Mason Street, Greenwich, Connecticut from AC for its other principal office. During 2019, the Company paid AC $29,100 in rent.

Investment Advisory Services

GAMCO has entered into agreements to provide advisory and administrative services to MJG Associates, Inc., which is wholly-owned by Mr. Gabelli, with respect to the private investment funds managed by them. Pursuant to such agreements, MJG Associates, Inc. paid GAMCO $10,000 (excluding reimbursement of expenses) for each of the years 2019 and 2018.

The Company serves as the investment advisor for the Funds and earns advisory fees based on predetermined percentages of the average net assets of the Funds. In addition, G.distributors has entered into distribution agreements with each of the Funds. It also distributes funds managed by Teton and its affiliates. As principal distributor, G.distributors incurs certain promotional and distribution costs related to the sale of Fund shares, for which it receives a distribution fee from the Funds or reimbursement from the investment advisor. For 2019 and 2018, the Company received $29.2 million and $35.1 million, respectively, in distributions fees. Advisory and distribution fees receivable from the Funds were approximately $31.0 million and $18.8 million at December 31, 2019 and 2018, respectively.

Pursuant to an agreement between Gabelli & Company Investment Advisers, Inc. (“GCI”) (formerly called Gabelli Securities, Inc.) and Gabelli Funds, Gabelli Funds pays to GCI 90% of the net revenues received by Gabelli Funds related to being the advisor to the SICAV. Net revenues are defined as gross advisory fees less expenses related to payouts and expenses of the SICAV paid by Gabelli Funds. The amounts paid by Gabelli Funds to GCI for 2019 and 2018 were $7.6 million and $3.9 million, respectively, and were included in other operating expenses on the consolidated statements of income.

Compensation

Immediately preceding the initial public offering in February 1999, GBL and the Company’s Chairman and CEO, Mr. Gabelli, entered into an employment agreement. On February 6, 2008, Mr. Gabelli entered into an amended and restated employment agreement (as amended, the “2008 Employment Agreement”) with the Company, which was initially approved by the Company’s shareholders on
November 30, 2007 and approved again on May 6, 2011 and May 5, 2015.

Under the terms of this agreement and consistent with the Firm’s practice since its inception in 1977, Mr. Gabelli is entitled to receive a percentage of revenues or net operating contribution, which are substantially derived from AUM, as compensation relating to or generated by the following activities: (i) managing or overseeing the management of various investment companies, (ii) attracting mutual fund shareholders, (iii) attracting and managing Institutional and PWM clients, and (iv) otherwise generating revenues for the Company. Such payments are made in a manner and at rates as agreed to from time to time by GAMCO, which rates have been and generally will be the same as those received by other professionals at GAMCO performing similar services. With respect to the Institutional and PWM and Funds advisory businesses, the Company pays out up to 40% of the revenues or net operating contribution to the portfolio managers and marketing teammates who introduce, service, or generate such business, with payments involving the Institutional and PWM accounts being typically based on revenues and payments involving the Funds being typically based on net operating contribution.

Mr. Gabelli has agreed that while he is employed by the Company, he will not provide investment management services outside of GAMCO, except for certain permitted accounts as defined under the agreement. The 2008 Employment Agreement may not be amended without the approval of the Compensation Committee and Mr. Gabelli.

Mr. Gabelli receives compensation in the form of a management fee for managing the Company. The management fee is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits, which is paid to Mr. Gabelli or his designee for acting as CEO pursuant to his 2008 Employment Agreement so long as he is an executive of GBL and devotes the substantial majority of his working time to the business.

On December 29, 2017, the Company issued $11.7 million of notes payable to certain executive officers and teammates relating to compensation earned in 2017. $5.5 million of the notes were due on January 31, 2018 and $6.2 million were due on February 28, 2018. The notes were fully paid in 2018 at their respective due dates.

During 2019, Mr. Gabelli elected to waive $27.2 million in compensation that he would otherwise have been entitled to under his 2008 Employment Agreement relating to the periods of January 1, 2019 to March 31, 2019 and September 1, 2019 to November 30, 2019. During 2018, Mr. Gabelli elected to waive $56.5 million in compensation that he would otherwise have been entitled to under his 2008 Employment Agreement relating to the period of March 1, 2018 to December 31, 2018.

Other

For 2019 and 2018, the Company incurred variable costs (but not the fixed costs) of $317,000 and $295,000, respectively, for actual usage relating to the use of aircraft in which GGCP owns the fractional interests.

GBL and Teton entered into a transitional administrative and management service agreement in connection with the spin-off of Teton from GBL that formalized certain arrangements. Effective January 1, 2011, Teton and GBL renegotiated the terms of the sub-administration agreement from a flat 0.20% on the average net assets of the mutual funds managed by Teton to 0.20% on the first $370 million in average net assets, 0.12% on the next $630 million in average net assets, and 0.10% on average net assets in excess of $1 billion, as compensation for providing mutual fund administration services. Additionally, Teton paid to GBL an administrative services fee of $4,167 per month. During 2019 and 2018, there was $2.0 million and $2.1 million, respectively, included in distribution fees and other income on the consolidated statements of income.

Effective January 1, 2014, GAMCO Asset and Gabelli Funds each entered into a research services agreement with G.research, LLC, a wholly-owned subsidiary of GCI, for G.research, LLC to provide them with the same types of research services that it provides to its other clients. This agreement ended December 31, 2019. For the years ended December 31, 2019 and 2018, GAMCO Asset paid G.research, LLC $750 thousand and $1.0 million, respectively. For the years ended December 31, 2019 and 2018, Gabelli Funds paid G.research, LLC $750 thousand and $1.0 million, respectively.

GBL and AC entered into a transitional administrative and management services agreement in connection with the spin-off of AC from GBL on November 30, 2015. The agreement calls for GBL to provide to AC certain administrative services including but not limited to: human resources, compliance, legal, payroll, information technology, and operations. All services provided under the agreement by GBL to AC or by AC to GBL are charged at cost. The agreement is terminable by either party on 30 days’ prior written notice to the other party and has a term of twelve months.

In connection with the spin-off of AC, the Company issued the AC 4% PIK Note. During 2018, GBL recorded interest expense of $0.8 million. The AC 4% PIK Note was fully repaid on August 28, 2018 without penalty. See Note 7, Debt, for further details.

On December 27, 2017, GBL borrowed $15 million from AC. The note bore interest at 1.6% and was due on February 28, 2018. During 2018, GBL recorded interest expense of $40 thousand. The principal and accrued interest on the note was fully repaid on February 28, 2018. See Note 7, Debt, for further details.

13. Regulatory Requirements

The Company’s broker-dealer subsidiary, G.distributors, is subject to certain net capital requirements. G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended. The requirement was $250,000 for the broker-dealer at December 31, 2019 and 2018. At December 31, 2019 and 2018, G.distributors had net capital, as defined, of approximately $4.3 million and $3.7 million, respectively, exceeding the regulatory requirement by approximately $4.1 million and $3.4 million, respectively. Net capital requirements for the Company’s affiliated broker-dealer may increase in accordance with the rules and regulations applicable to broker-dealers to the extent G.distributors engages in other business activities.

The Company’s  subsidiary,  GAMCO Asset  Management (UK)  Limited is authorized and regulated by the Financial  Conduct Authority (“FCA”). In February 2011, GAMCO Asset Management (UK) Limited increased its permitted license with the FCA’s predecessor, the Financial Services Authority. At December 31, 2019 and 2018, GAMCO Asset Management (UK) Limited held total capital of £668 thousand and £671 thousand ($876 thousand and $852 thousand), respectively, and had a Financial Resources Requirement of £194 thousand and £154 thousand ($254 thousand and $195 thousand), respectively. These minimum requirements have consistently been met or exceeded.

14. Administration Fees

The Company has entered into administration agreements with other companies (the “Administrators”), whereby the Administrators provide certain services on behalf of several of the Funds. Such services do not include the investment advisory and portfolio management services provided by GBL. The fees were negotiated and based on predetermined percentages of the net assets of each of the Funds.

15. Profit Sharing Plan and Incentive Savings Plan

The Company has a qualified contributory employee profit sharing plan and incentive savings plan covering substantially all teammates. Company contributions to the plans are determined annually by the Board of Directors, but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code. For the years ended December 31, 2019 and 2018, the Company accrued contributions of approximately $104 thousand, and $80 thousand to the plans, respectively.

16. Subsequent Events

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

On January 2, 2020, the 2016 DCCA vested in accordance with the terms of the agreement and a cash payment in the amount of $43.7 million was made to the CEO, in satisfaction of Mr. Gabelli’s deferred variable compensation of $76.0 million for 2016. This payment was reduced by $32.3 million resulting from the DCCA being indexed to the GBL stock price and utilizing the lesser of the VWAP on the vesting date ($18.8812) versus the VWAP over 2016 ($32.8187).

On February 4, 2020, the Board of Directors declared a regular quarterly dividend of $0.02 per share to all of its shareholders, payable on March 31, 2020 to shareholders of record on March 17, 2020.

On March 5, 2020, the Board of Directors authorized the granting of 392,700 RSAs. The RSAs will vest 30% after the third anniversary date and 70% after the fifth anniversary date.

From January 1, 2020 to March 6, 2020, the Company repurchased 55,093 shares at $17.16 per share. As a result, there are 1,188,042 shares available to be repurchased under the Company’s existing buyback plan at March 6, 2020.

ITEM 9: CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be timely disclosed, is recorded, processed, summarized, and reported to management within the time periods specified in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s Chief Executive Officer and Chief Accounting Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act) as of the end of the period covered by this report, have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

GBL’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Management, with the participation of the principal executive officer and under the supervision of the principal financial officers, of the Company conducted an evaluation of the effectiveness of GBL's internal control over financial reporting as of December 31, 2019, as required by Rule 13a-15(c) of the Exchange Act. There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal control over financial reporting controls can only provide reasonable assurance of achieving their control objectives. In making its assessment of the effectiveness of its internal control over financial reporting, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013.

Based on its evaluation, management concluded that, as of December 31, 2019, the Company maintained effective internal control over financial reporting. The independent registered public accounting firm that audited the consolidated financial statements has issued an attestation report on the Company's internal control over financial reporting. The report on the audit of internal control over financial reporting is included in Item 8 in this Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Directors and Executive Officers of GBL and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the our definitive proxy statement for our 2020 Annual Meeting of Shareholders (the “Proxy Statement”).

GBL has adopted a Code of Business Conduct that applies to all of our officers, directors, and full-time and part-time teammates and a Code of Conduct that sets forth additional requirements for our principal executive officer, principal financial officers, principal accounting officers or controller, or persons performing similar functions (together, the “Codes of Conduct”). The Codes of Conduct are posted on our website (www.gabelli.com) and are available in print free of charge to anyone who requests a copy. Interested parties may address a written request for a printed copy of the Codes of Conduct to: Secretary, GAMCO Investors, Inc., One Corporate Center, Rye, New York 10580-1422. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Codes of Conduct by posting such information on our website.

In addition to the certifications attached as Exhibits to this Form 10-K, following its 2019 Annual Meeting, GBL also submitted to the New York Stock Exchange (“NYSE”) a certification by our Chief Executive Officer that he is not aware of any violations by GBL of the NYSE corporate governance listing standards as of the date of the certification.

ITEM 11: EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2020 annual meeting of stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2020 annual meeting of stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2020 annual meeting of stockholders.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2020 annual meeting of stockholders.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)  List of documents filed as part of this report:

(1) Consolidated financial statements and independent registered public accounting firm’s reports included herein:
See index on page 38.

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

3.4
Amendment No. 2 to Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 8-K dated February 20, 2020 filed with the Securities and Exchange Commission on February 21, 2020).

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

4.9	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
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

* Compensatory agreements.

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Rye, State of New York, on March 6, 2020.

GAMCO INVESTORS, INC.

By: /s/ Kieran Caterina
Name: Kieran Caterina
Title: Principal Financial Officer

Date: March 6, 2020

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Maximilian Caldwell, Kieran Caterina, and Kevin Handwerker and each of them, their true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for them in their name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mario J. Gabelli	Chairman of the Board,	March 6, 2020
Mario J. Gabelli	Chief Executive Officer
(Principal Executive Officer)
and Director

/s/ Kieran Caterina	Chief Accounting	March 6, 2020
Kieran Caterina	Officer (Principal
Financial Officer)

/s/ Edwin L. Artzt	Director	March 6, 2020
Edwin L. Artzt

/s/ Raymond C. Avansino, Jr.	Director	March 6, 2020
Raymond C. Avansino, Jr.

/s/ Leslie B. Daniels	Director	March 6, 2020
Leslie B. Daniels

/s/ Eugene R. McGrath	Director	March 6, 2020
Eugene R. McGrath

/s/ Robert S. Prather, Jr.	Director	March 6, 2020
Robert S. Prather, Jr.

/s/ Elisa M. Wilson	Director	March 6, 2020
Elisa M. Wilson