Form 10-Q
period 2020-03-31
GAMCO INVESTORS, INC. ET AL
filed 2020-05-08
CIK 1060349

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes □  No ⌧

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class		Outstanding at April 30, 2020
Class A Common Stock, $0.001 par value	(Including 1,040,900 restricted stock awards)	8,666,148
Class B Common Stock, $0.001 par value		19,024,117

GAMCO INVESTORS, INC. AND SUBSIDIARIES

* Items other than those listed above have been omitted because they are not applicable.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(in thousands, except per share data)

	March 31,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$77,834	$86,136
Investments in equity securities, at fair value	17,819	27,726
Investments in debt securities, at amortized cost	2,998	6,547
Receivable from brokers	3,808	989
Investment advisory fees receivable	19,249	36,093
Receivable from affiliates	3,917	3,940
Goodwill and identifiable intangible assets	3,337	3,765
Deferred tax asset and income taxes receivable	11,043	16,389
Other assets	7,459	8,301
Total assets	$147,464	$189,886

LIABILITIES AND STOCKHOLDERS' EQUITY
Income taxes payable	$219	$757
Lease liability obligations	5,315	5,431
Compensation payable	21,291	64,279
Payable to affiliates	265	3,982
Accrued expenses and other liabilities	30,833	36,529
Sub-total	57,923	110,978
Senior Notes (net of issuance costs of $28 and $34, respectively) (due June 1, 2021) (Note 7)	24,197	24,191
Total liabilities	82,120	135,169

Commitments and contingencies (Note 10)	-	-

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 16,582,676 and 16,202,726 shares issued, respectively; 8,681,147 and 8,356,290 shares outstanding, respectively	14	14
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 24,000,000 shares issued; 19,024,117 and 19,024,117 shares outstanding, respectively	19	19
Additional paid-in capital	17,974	17,033
Retained earnings	373,208	362,515
Accumulated other comprehensive loss	(265)	(204)
Treasury stock, at cost (7,901,529 and 7,846,436 shares, respectively)	(325,606)	(324,660)
Total stockholders' equity	65,344	54,717
Total liabilities and stockholders' equity	$147,464	$189,886

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenues
Investment advisory and incentive fees	$62,273	$65,888
Distribution fees and other income	7,294	8,448
Total revenues	69,567	74,336
Expenses
Compensation	29,250	30,347
Management fee	1,665	1,449
Distribution costs	7,630	8,670
Other operating expenses	5,702	5,257
Total expenses	44,247	45,723

Operating income	25,320	28,613
Non-operating income / (loss)
Loss from investments, net	(10,237)	(1,895)
Interest and dividend income	544	724
Interest expense	(647)	(655)
Total non-operating loss	(10,340)	(1,826)
Income before income taxes	14,980	26,787
Income tax provision	3,735	6,895
Net income	$11,245	$19,892

Earnings per share:
Basic	$0.42	$0.70
Diluted	$0.42	$0.70

Weighted average shares outstanding:
Basic	26,687	28,507
Diluted	26,770	28,539

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019

Net income	$11,245	$19,892
Other comprehensive income / (loss):
Foreign currency translation gain / (loss)	(61)	20
Total comprehensive income	$11,184	$19,912

See accompanying notes.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2019	$33	$17,033	$362,515	$(204)	$(324,660)	$54,717
Net income	-	-	11,245	-	-	11,245
Foreign currency translation	-	-	-	(61)	-	(61)
Dividends declared ($0.02 per share)	-	-	(552)	-	-	(552)
Stock based compensation expense	-	941	-	-	-	941
Purchase of treasury stock	-	-	-	-	(946)	(946)
Balance at March 31, 2020	$33	$17,974	$373,208	$(265)	$(325,606)	$65,344

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income / (Loss)	Stock	Total
Balance at December 31, 2018	$33	$14,192	$282,928	$(240)	$(287,303)	$9,610
Net income	-	-	19,892	-	-	19,892
Adoption of ASU 2016-02	-	-	(106)	-	-	(106)
Foreign currency translation	-	-	-	20	-	20
Dividends declared ($0.02 per share)	-	-	(575)	-	-	(575)
Stock based compensation expense	-	577	-	-	-	577
Purchase of treasury stock	-	-	-	-	(2,547)	(2,547)
Balance at March 31, 2019	$33	$14,769	$302,139	$(220)	$(289,850)	$26,871

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$11,245	$19,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	209	313
Accretion of discounts and amortization of premiums	36	-
Stock based compensation expense	941	577
Deferred income taxes	8,281	4,015
Foreign currency translation gain / (loss)	(61)	20
Cost basis of donated securities	-	1,691
Unrealized loss on securities	5,906	920
Net realized loss on securities	530	6
Impairment charge on intangible asset	428	-
(Increase) decrease in assets:
Investments in securities	3,647	2,686
Receivable from brokers	(2,818)	(106)
Investment advisory fees receivable	16,844	2,619
Receivable from affiliates	15	(239)
Income taxes receivable	(2,936)	(660)
Other assets	621	(623)
Increase (decrease) in liabilities:
Payable to brokers	-	366
Income taxes payable	(536)	1,664
Compensation payable	(42,984)	(1,267)
Payable to affiliates	(3,717)	(1,041)
Accrued expenses and other liabilities	(5,826)	(1,393)
Total adjustments	(21,420)	9,548
Net cash provided by / (used in) operating activities	(10,175)	29,440
Cash flows from investing activities:
Purchases of securities	(151)	(3,393)
Proceeds from sales and repayments of securities	3,487	252
Return of capital on securities	2	5
Net cash provided by / (used in) investing activities	3,338	(3,136)
Cash flows from financing activities:
Dividends paid	(533)	(571)
Purchase of treasury stock	(946)	(2,547)
Amortization of debt issuance costs	-	6
Net cash used in financing activities	(1,479)	(3,112)
Effect of exchange rates on cash and cash equivalents	14	(5)
Net increase / (decrease) in cash and cash equivalents	(8,302)	23,187
Cash and cash equivalents, beginning of period	86,136	41,202
Cash and cash equivalents, end of period	$77,834	$64,389
Supplemental disclosures of cash flow information:
Cash paid for interest	$279	$279
Cash paid for taxes	$800	$764
Supplemental disclosure of non-cash activity:
For the three months ended March 31, 2020 and March 31, 2019, the Company accrued dividends on restricted stock awards of $18 and $8, respectively.

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Organization and Description of Business

Unless indicated otherwise, or the context otherwise requires, references in this report to “GAMCO Investors, Inc.,” “GAMCO,” “the Company,” “the Firm,” and “GBL” or similar terms are to GAMCO Investors, Inc., its predecessors and its subsidiaries.

GAMCO (New York Stock Exchange (“NYSE”): GBL), a company incorporated under the laws of Delaware, is a widely-recognized provider of investment advisory services through 24 mutual funds, 16 closed-end funds, one société d’investissement à capital variable (“SICAV”), and approximately 1,700 institutional and private wealth management (“Institutional and PWM”) accounts principally in the United States (U.S.).  The investments are generally in value, growth, gold, utilities, and convertible securities. The Company’s revenues are based primarily on the levels of assets under management (“AUM”) and fees associated with the various investment products.

Since the Company’s inception in 1977, its value assets have been identified with its research-driven approach to equity investing and proprietary Private Market Value (PMV) with a CatalystTM investment approach.

The investment advisory business is conducted principally through the following subsidiaries: Gabelli Funds, LLC (mutual and closed-end funds) (“Gabelli Funds”) and GAMCO Asset Management Inc. (Institutional and PWM) (“GAMCO Asset”). The distribution of mutual funds is conducted through G.distributors, LLC (“G.distributors”), the Company’s broker-dealer subsidiary.

1.  Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for the fair presentation of financial position, results of operations, and cash flows of GAMCO for the interim periods presented and are not necessarily indicative of a full year’s results.

The interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Gabelli Funds, GAMCO Asset, Distributors Holdings, Inc., G.distributors, GAMCO Asset Management (UK) Limited, Gabelli Fixed Income, Inc., Gabelli Fixed Income L.L.C., GAMCO International Partners LLC, and GAMCO Acquisition LLC. Intercompany accounts and transactions have been eliminated.

These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2019.

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

2.  Revenue Recognition

The discussion below includes all material revenue streams that are within the scope of ASU 2014-09, Revenue From Contracts With Customers (Topic 606) (“ASU 2014-09”). In all cases for all revenue streams discussed below, the revenue generated is from a single transaction price and there is no need to allocate the amounts across more than a single revenue stream. The customer for all revenues derived from mutual and closed-end funds (collectively, the “Funds”) described in detail below has been determined to be each Fund itself and not the ultimate underlying investor in each Fund.

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

Advisory Fee Revenues

Advisory fees for Funds, sub-advisory accounts, and the SICAV are earned based on predetermined percentages of the average net assets of the individual Funds and are recognized as revenues as the related services are performed. Fees for mutual funds, one non-U.S. closed-end Fund, sub-advisory accounts, and the SICAV are computed on a daily basis based on average daily net AUM. Fees for U.S. closed-end Funds are computed on average weekly net AUM and fees for one non-U.S. closed-end Fund are computed on a daily basis based on daily market value. These fees are received in cash after the end of each monthly period within 30 days.  The revenue recognition occurs ratably as the performance obligation (advising the Fund) is met continuously over time. There is a risk of non-payment and, therefore, an impairment loss on these receivables is possible at each reporting date. There were no such impairment losses for the periods presented.

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

Two closed-end Funds charge incentive fees.  For The GDL Fund (GDL), there is an incentive fee, which is earned and recognized as of the end of each calendar year and varies to the extent the total return of the Fund is in excess of the ICE Bank of America Merrill Lynch 3-month U.S. Treasury Bill Index total return.  For the Gabelli Merger Plus+ Trust Plc (GMP), there is an incentive fee, which is earned and recognized as of the end of each annual measurement period, June 30th, and varies to the extent the total return of the Fund is in excess of twice the rate of return of the 13-week Treasury Bills over the performance period.

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

Distribution Fees and Other Income

Distribution fees and other income primarily includes distribution fee revenue earned in accordance with Rule 12b-1 of the Company Act of 1940, as amended, along with sales charges and underwriting fees associated with the sale of the class A shares of mutual funds. Distribution fees are computed based on average daily net assets of certain classes of each Fund and are accrued during the period in which they are earned.  These fees are received in cash after the end of each monthly period within 30 days.  In evaluating the appropriate timing of the recognition of these fees, the Company applied the guidance on up-front fees to determine whether such fees are related to the transfer of a promised service (a distinct performance obligation). The Company’s conclusion is that the service being provided by G.distributors to the customer in exchange for the fee is for the initial distribution of certain classes of the mutual funds and is completed at the time of each respective sale. Any fixed amounts are recognized on the trade date and variable amounts are recognized to the extent it is probable that a significant revenue reversal will not occur once the uncertainty is resolved. For variable amounts, as the uncertainty is dependent on the value of the shares at future points in time as well as the length of time the investor remains in the fund, both of which are highly susceptible to factors outside the Company’s influence, the Company does not believe that it can overcome this constraint until the market value of the Fund and the investor activities are known, which are generally monthly. Sales charges and underwriting fees associated with the sale of certain classes of the mutual funds are recognized on the trade date of the sale of the respective shares. There is a risk of non-payment and, therefore, an impairment loss on these receivables is possible at each reporting date. There were no such impairment losses for the periods presented.

Revenue Disaggregated

The following table presents the Company’s revenue disaggregated by investment vehicle (in thousands):

	Three Months Ended March 31,
	2020	2019
Investment advisory and incentive fees:
Mutual Funds	$23,556	$26,925
Closed-end Funds	16,420	15,789
Sub-advisory accounts	732	935
Institutional & PWM	20,005	20,726
SICAV	1,465	1,335
Performance-based	95	178
Distribution fees and other income	7,294	8,448
Total revenues	$69,567	$74,336

3.  Investment in Securities

Investments in equity securities at March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020		December 31, 2019
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Investments in equity securities:
Common stocks	$41,148	$16,729	$41,226	$26,463
Mutual funds	755	661	755	752
Closed-end funds	494	429	494	511
Total investments in equity securities	$42,397	$17,819	$42,475	$27,726

Investments in equity securities, including the Company’s investments in common stocks and the Funds, are stated at fair value with any unrealized gains or losses reported in each respective period’s earnings.

Investments in debt securities at March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Investments in debt securities:
Foreign government obligations	$2,998	$-	$-	$2,998
Total investments in debt securities	$2,998	$-	$-	$2,998

	December 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Investments in debt securities:
Foreign government obligations	$6,547	$-	$-	$6,547
Total investments in debt securities	$6,547	$-	$-	$6,547

Held-to-maturity investments are stated at amortized cost with any foreign currency remeasurement included in unrealized gains or losses in each respective period’s earnings. The maturity dates of all of the Company’s investments in debt securities are less than one year.

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

-
Level 2 - the valuation methodology utilizes inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities that are not active, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly-quoted intervals.

-	Level 3 - the valuation methodology utilizes unobservable inputs for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2020 and December 31, 2019 (in thousands):

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2020

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2020
Cash equivalents	$77,481	$-	$-	$77,481
Investments in securities:
Common stocks	16,729	-	-	16,729
Mutual funds	661	-	-	661
Closed-end funds	429	-	-	429
Total investments in securities	17,819	-	-	17,819
Total assets at fair value	$95,300	$-	$-	$95,300

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2019
Cash equivalents	$85,823	$-	$-	$85,823
Investments in securities:
Common stocks	26,463	-	-	26,463
Mutual funds	752	-	-	752
Closed-end funds	511	-	-	511
Total investments in securities	27,726	-	-	27,726
Total assets at fair value	$113,549	$-	$-	$113,549

Cash equivalents primarily consist of an affiliated money market mutual fund which is invested solely in U.S. Treasuries and valued based on the net asset value of the fund.

Financial assets disclosed but not carried at fair value

The following table presents the carrying value and fair value of the Company’s investments in debt securities disclosed but not carried at fair value, including those foreign government obligations investments designated as held-to-maturity which are carried at amortized cost remeasured in U.S. dollars, as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value Level 1	Carrying Value	Fair Value Level 1
Foreign government obligations	$2,998	$2,998	$6,547	$6,547
Total	$2,998	$2,998	$6,547	$6,547

At March 31, 2020 and December 31, 2019, the Senior Notes were recorded at face value, net of amortized issuance costs, as follows (in thousands) on the Condensed Consolidated Statements of Financial Condition:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value Level 2	Carrying Value	Fair Value Level 2
Senior notes	$24,197	$24,022	$24,191	$24,815
Total	$24,197	$24,022	$24,191	$24,815

The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.

5. Income Taxes

The effective tax rate for the three months ended March 31, 2020 and 2019 was 24.9% and 25.7%, respectively.

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

	Three Months Ended March 31,
	2020	2019
Basic:
Net income	$11,245	$19,892
Weighted average shares outstanding	26,687	28,507
Basic net income per share	$0.42	$0.70

Diluted:
Net income	$11,245	$19,892

Weighted average shares outstanding	26,687	28,507
Restricted stock awards	83	32
Total	26,770	28,539

Diluted net income per share	$0.42	$0.70

7. Debt

Senior Notes

On May 31, 2011, the Company issued 10-year, $100 million senior notes (“Senior Notes”).  The Senior Notes mature on June 1, 2021 and bear interest at 5.875% per annum, payable semi-annually on June 1 and December 1 of each year and commenced on December 1, 2011.  Upon the occurrence of a change of control triggering event, as defined in the indenture, the Company would be required to offer to repurchase the Senior Notes at 101% of their principal amount plus accrued interest.

At March 31, 2020 and December 31, 2019, the debt was recorded at its face value, net of issuance costs, of $24.2 million.

8. Stockholders’ Equity

Shares outstanding were 27.7 million and 27.4 million on March 31, 2020 and December 31, 2019, respectively.

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

On June 30, 2019, 264,900 RSAs were issued at a grant price of $19.17 per RSA.  On March 5, 2020, 392,700 RSAs were issued at a grant price of $14.31 per RSA.

As of March 31, 2020 and December 31, 2019, there were 1,040,900 and 660,950, respectively, of these RSAs outstanding with weighted average grant prices per RSA of $19.54 and $22.67, respectively, and 10,000 of these stock options outstanding with an exercise price of $25.55.

For the three months ended March 31, 2020 and 2019, the Company recognized stock-based compensation expense of $0.9 million and $0.6 million, respectively.

The total compensation costs related to non-vested awards not yet recognized was approximately $13.6 million as of March 31, 2020.

On April 1, 2019, the deferred cash compensation agreement (“DCCA”) with the CEO covering compensation from the fourth quarter of 2017 vested in accordance with the terms of the agreement and a cash payment in the amount of $11.0 million was made to the CEO.  This payment was reduced by $4.5 million resulting from the DCCA being indexed to the GBL stock price and utilizing the lesser of the volume weighted average price (“VWAP”) on the vesting date ($20.7916) versus the VWAP over the fourth quarter of 2017 ($29.1875). On January 2, 2020, the DCCA with the CEO covering compensation from 2016 vested in accordance with the terms of the agreement and a cash payment in the amount of $43.7 million was made to the CEO. This payment was reduced by $32.3 million resulting from the DCCA being indexed to the GBL stock price and utilizing the lesser of the VWAP on the vesting date ($18.8812) versus the VWAP over 2016 ($32.8187).

Stock Repurchase Program

In March 1999, the Board of Directors established a stock repurchase program (the “Stock Repurchase Program”) to grant management the authority to repurchase shares of Class A Stock. In May 2019, the Board of Directors increased the buyback authorization by 1,212,759 shares of Class A Stock. On March 18, 2020, the Board of Directors authorized an increase to purchase $30 million of its outstanding Class A Stock, which resulted in a modification in the form of the authorization from previously being stated in shares to being stated in dollars.

For the three months ended March 31, 2020 and 2019, the Company repurchased 55,093 and 126,354 shares, respectively, at an average price per share of $17.16 and $20.15, respectively.  At March 31, 2020, the total dollar amount available under the Stock Repurchase Program to be repurchased in the future was $30 million.  The Stock Repurchase Program is not subject to an expiration date.

On March 11, 2020, GAMCO commenced an offer to purchase up to $30 million in aggregate purchase price of its Class A Stock, pursuant to which holders of shares were invited to tender some or all of their shares at a price within the range of $15.00 to $17.00 per share, which would have enabled GAMCO to purchase for cash up to 2,000,000 shares of its Class A common stock (such offer, the “Offer”). The Offer which was due to expire on April 8, 2020, was terminated on March 18, 2020 as a result of the suspension of trading and market index conditions of the Offer not having been satisfied. As a result of this termination, no shares were purchased in the Offer and all shares previously tendered and not withdrawn were promptly returned to tendering holders.

Dividends

During the three months ended March 31, 2020 and 2019, the Company declared dividends of $0.02 per share to shareholders of Class A Stock and Class B Stock.

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

9. Goodwill and Identifiable Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less the liabilities assumed.  At March 31, 2020 and December 31, 2019, there was goodwill of $0.2 million maintained on the Condensed Consolidated Statements of Financial Condition related to G.distributors.

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund (the “Enterprise Fund”) and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.5 million at March 31, 2020 and $1.9 million at December 31, 2019.  The investment advisory agreement for the Enterprise Fund is next up for renewal in February 2021.  As a result of becoming the advisor to the Bancroft Fund Ltd. (the “Bancroft Fund”) and the Ellsworth Growth and Income Fund Ltd. (the “Ellsworth Fund”) and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.6 million at March 31, 2020 and December 31, 2019. The investment advisory agreements for the Bancroft Fund and the Ellsworth Fund are next up for renewal in August 2020. Each of these investment advisory agreements are subject to annual renewal by the respective fund’s board of directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.

The Company assesses the recoverability of goodwill and intangible assets at least annually, or more often should events warrant. In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread quickly to numerous countries, including the United States. On March 11, 2020, COVID-19 was identified as a global pandemic by the World Health Organization. In response to its spread, governmental authorities have imposed restrictions on travel and congregation and the temporary closure of many non-essential businesses in affected jurisdictions, including, beginning in March 2020, in the United States. The pandemic and resulting economic dislocations have had adverse consequences for the portfolios of the Funds, including the Enterprise Fund, Bancroft Fund, and Ellsworth Fund. For the three months ended March 31, 2020, as a result of the dislocations in the financial markets resulting from COVID-19, impairment analyses were performed which resulted  in a $428 thousand impairment charge to the identifiable intangible asset related to the Enterprise Fund included within other operating expenses on the Condensed Consolidated Statements of Income. There was no impairment charge recorded to the identifiable intangible asset related to the Bancroft Fund or Ellsworth Fund. There were no indicators of impairment for the three months ended March 31, 2019 and, as such, there was no impairment analysis performed or charge recorded for such period.

10. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions, or other relief. For such matters, if any, the consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures. However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations, or cash flows at March 31, 2020.

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

This lease has been accounted for as a finance lease under FASB ASC Topic 842 (and prior to 2019, as a capital lease under FASB ASC Topic 840, Leases) as it transfers substantially all the benefits and risks of ownership to the Company.  The Company has recorded the leased property as an asset and a lease obligation for the present value of the obligation of the leased property.  The leased property is amortized on a straight-line basis from the date of the most recent extension to the end of the lease. The lease obligation is amortized over the same term using the interest method of accounting.  Finance lease improvements are amortized from the date of expenditure through the end of the lease term or the useful life, whichever is shorter, on a straight-line basis.  The lease provides that all operating expenses relating to the property (such as property taxes, utilities, and maintenance) are to be paid by the lessee, GAMCO.  These are recognized as expenses in the periods in which they are incurred.  Accumulated amortization on the leased property at March 31, 2020 and December 31, 2019 was approximately $5.3 million and $5.2 million, respectively.

The Company also rents office space under operating leases which expire at various dates through May 31, 2024.

The following table summarizes the Company's leases for the periods presented (in thousands, except lease term and discount rate):

	Three Months Ended
	March 31,
	2020	2019
Finance lease cost - interest expense	$269	$272
Finance lease cost - amortization of right-of-use asset	67	66
Operating lease cost	75	181
Sublease income	(46)	(122)
Total lease cost	$365	$397

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance lease	$-	$-
Operating cash flows from operating leases	65	213
Financing cash flows from finance lease	51	42
Total cash paid for amounts included in the measurement of lease liabilities	$116	$255
Right-of-use assets obtained in exchange for new operating lease liabilities	-	-
Weighted average remaining lease term—finance lease (years)	8.8	9.8
Weighted average remaining lease term—operating leases (years)	2.6	3.1
Weighted average discount rate—finance lease	19.1%	19.1%
Weighted average discount rate—operating leases	5.0%	5.0%

The finance lease right-of-use asset, net of amortization, at March 31, 2020 and December 31, 2019 was $1.8 million and $1.9 million, respectively, and the operating right-of-use assets, net of amortization, were $0.7 million and $0.8, respectively, and these right-of-use assets were included within other assets in the Condensed Consolidated Statements of Financial Condition.

The following table summarizes the maturities of lease liabilities at March 31, 2020 (in thousands):

Year ending December 31,	Finance Leases	Operating Leases	Total Leases
2020 (excluding the three months ended March 31, 2020)	$957	$332	$1,289
2021	1,080	231	1,311
2022	1,080	164	1,244
2023	1,080	155	1,235
2024	1,080	61	1,141
Thereafter	4,320	-	4,320
Total lease payments	$9,597	$943	$10,540
Less imputed interest	(5,035)	(80)	(5,115)
Total lease liabilities	$4,562	$863	$5,425

The finance lease contains an escalation clause tied to the change in the New York Metropolitan Area Consumer Price Index which may cause the future minimum payments to exceed the amounts shown above.  Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $0.8 million due over the next four years, which are due from affiliated entities.  Future minimum lease payments have also not been reduced by future sublease payments of approximately $15 thousand per month from Associated Capital Group, Inc. (“AC”) pursuant to AC’s lease agreement that expired on March 31, 2019, which was extended on the same terms and conditions on a month-to-month basis commencing on April 1, 2019.

11. Related Party Transactions

On December 26, 2018, the Chief Executive Officer (“CEO”) of the Company elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from January 1, 2019 to March 31, 2019. On August 27, 2019, the CEO elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from September 1, 2019 to November 30, 2019. For the three months ended March 31, 2019, the waiver reduced compensation by $12.2 million and management fee expense by $1.7 million.

12. Regulatory Requirements

The Company’s broker-dealer subsidiary, G.distributors, is subject to certain net capital requirements.  G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended.  The requirement was $250,000 for the broker-dealer at March 31, 2020.  At March 31, 2020, G.distributors had net capital, as defined, of approximately $5.2 million, exceeding the regulatory requirement by approximately $4.9 million.  Net capital requirements for the Company’s affiliated broker-dealer may increase in accordance with the rules and regulations applicable to broker-dealers to the extent G.distributors engages in other business activities.

13. Subsequent Events

From April 1, 2020 to May 8, 2020, the Company repurchased 37,056 shares at $11.22 per share.

On May 5, 2020, the Board of Directors declared its regular quarterly dividend of $0.02 per share to all of the Company’s shareholders, payable on June 30, 2020 to shareholders of record on June 16, 2020.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Form 10-Q contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements because they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “may,” and other words and terms of similar meaning. They also appear in any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results. Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that may cause our actual results to differ from our expectations include risks associated with the duration and scope of the ongoing coronavirus pandemic resulting in volatile market conditions, a decline in the securities markets that adversely affect our assets under management, negative performance of our products, the failure to perform as required under our investment management agreements, a general downturn in the economy that negatively impacts our operations, and the ongoing impacts of the Tax Cuts and Jobs Act with respect to tax rates and the non-deductibility of certain portions of named executive officer compensation. We are providing these statements as permitted by the Private Litigation Reform Act of 1995. We also direct your attention to any more specific discussions of risk contained in our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other public filings. We do not undertake to update publicly any forward-looking statements if we subsequently learn that we are unlikely to achieve our expectations or if we receive any additional information relating to the subject matters of our forward-looking statements.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Form 10-Q. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of this Form 10-Q “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.

GAMCO (New York Stock Exchange (“NYSE”): GBL), a company incorporated under the laws of Delaware,  is a widely-recognized provider of investment advisory services through 24 mutual funds, 16 closed-end funds, one société d’investissement à capital variable (“SICAV”), and approximately 1,700 institutional and private wealth management (“Institutional and PWM”) accounts principally in the United States (“U.S.”). The investments are generally in value, growth, gold, utilities, and convertible securities. Our revenues are based primarily on the Company’s level of assets under management (“AUM”) and fees associated with our various investment products.

Since our inception in 1977, our value assets are identified with our research-driven approach to equity investing and our Private Market Value (PMV) with a CatalystTM investment approach.

As of March 31, 2020, we had $27.5 billion of AUM. We conduct our investment advisory business principally through two subsidiaries, which are registered investment advisors: Gabelli Funds, LLC (mutual and closed-end funds) (“Gabelli Funds”) and GAMCO Asset Management Inc. (Institutional and PWM) (“GAMCO Asset”). G.distributors, LLC (“G.distributors”), our broker-dealer subsidiary, acts as an underwriter and distributor of our mutual funds.

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread quickly to numerous countries, including the United States. On March 11, 2020, COVID-19 was identified as a global pandemic by the World Health Organization. In response to its spread, governmental authorities have imposed restrictions on travel and congregation and the temporary closure of many non-essential businesses in affected jurisdictions, including, beginning in March 2020, in the United States. As world leaders focused on the unprecedented human and economic challenges of COVID-19, global equity markets plunged as the coronavirus pandemic spread. In March, the unfolding events led to the worst month for stocks since 2008 and the worst first quarter since 1937. The pandemic and resulting economic dislocations have had adverse consequences on our AUM, resulting in decreased revenues, partially offset by decreased variable operating and compensation expenses. As a result of this pandemic, the majority of our employees (“teammates”) are working remotely. However, there has been no material impact of remote work arrangements on our operations, including our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures, and there has been no material challenge in implementing our business continuity plan.

Past and Future - Giving Back to Society

Generating returns for our stakeholders is not the sole gauge we use in measuring our success. Since the inception of GAMCO’s shareholder-designated charitable contribution (“SDCC”) program in 2013, shareholders have designated contributions of over $31 million to over 280 501(c)(3) initiatives. As a result of our Board of Directors most recent SDCC approval, $4.5 million was designated by shareholders to 501(c)(3) organizations in the fourth quarter of 2019 and paid in 2020. This program underscores our commitment to managing socially responsible portfolios since 1987, which has evolved to include integrating environmental, social, and governance (ESG) factors into the analysis of companies and the structuring of portfolios.

Since our initial public offering (“IPO”) in February 1999, approximately $57 million will have been donated to charities by us, including the current year’s SDCC.

Assets Under Management

AUM was $27.5 billion as of March 31, 2020, a decrease of $9.8 billion, or 26.3%, from the March 31, 2019 AUM of $37.3 billion. The first quarter 2020 activity consisted of $7.9 billion of market depreciation, net cash outflows of $1.0 billion, and recurring distributions, net of reinvestments, from the mutual and closed-end funds (the “Funds”) of $142 million. Average total AUM was $33.6 billion in the first quarter of 2020 versus $36.8 billion in the first quarter of 2019, a decrease of 8.7%.

We earn incentive fees for certain client assets, assets attributable to certain preferred issues for our closed-end Funds, our GDL Fund (NYSE: GDL), the Gabelli Merger Plus+ Trust Plc (LSE: GMP), and the GAMCO Merger Arbitrage Fund. As of March 31, 2020, assets with incentive based fees were $1.4 billion, 22.2% below the $1.8 billion on March 31, 2019. The majority of these assets have calendar year-end measurement periods; therefore, our incentive fees are primarily recognized in the fourth quarter when the uncertainty is removed at the end of the annual measurement period.

Roll-forward of AUM (in millions)

	Three Months Ended March 31,
	2020	2019
Equities:
Mutual Funds
Beginning of period assets	$10,481	$10,589
Market appreciation (depreciation)	(2,144)	1,190
Net flows	(531)	(319)
Fund distributions, net of reinvestment	(8)	(8)
End of period assets	$7,798	$11,452

Closed-end Funds
Beginning of period assets	$8,005	$6,959
Market appreciation (depreciation)	(1,723)	725
Net flows	(64)	(6)
Fund distributions, net of reinvestment	(134)	(128)
End of period assets	$6,084	$7,550

Institutional & PWM
Beginning of period assets	$14,565	$14,078
Market appreciation (depreciation)	(3,961)	1,803
Net flows	(419)	(638)
End of period assets (a)	$10,185	$15,243

SICAV
Beginning of period assets	$594	$507
Market appreciation (depreciation)	(57)	8
Net flows	(57)	7
End of period assets	$480	$522

(a) Includes $263 million and $251 million of 100% U.S. Treasury Fund AUM at March 31, 2020 and 2019, respectively.

Roll-forward of AUM (in millions) (continued)

	Three Months Ended March 31,
	2020	2019
Total Equities
Beginning of period assets	$33,645	$32,133
Market appreciation (depreciation)	(7,885)	3,726
Net flows	(1,071)	(956)
Fund distributions, net of reinvestment	(142)	(136)
End of period assets	$24,547	$34,767
Fixed Income:
100% U.S. Treasury fund
Beginning of period assets	$2,810	$2,195
Market appreciation (depreciation)	10	14
Net flows	118	278
End of period assets	$2,938	$2,487
Institutional & PWM
Beginning of period assets	$20	$26
Market appreciation (depreciation)	-	-
Net flows	-	(7)
End of period assets	$20	$19
Total Fixed Income
Beginning of period assets	$2,830	$2,221
Market appreciation (depreciation)	10	14
Net flows	118	271
End of period assets	$2,958	$2,506
Total AUM
Beginning of period assets	$36,475	$34,354
Market appreciation (depreciation)	(7,875)	3,740
Net flows	(953)	(685)
Fund distributions, net of reinvestment	(142)	(136)
End of period assets	$27,505	$37,273

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

Compensation costs include variable and fixed compensation and related expenses paid to officers, portfolio managers, sales, trading, research, and all other teammates. Variable compensation paid to sales teammates and portfolio management generally represents 40% of revenues and is the largest component of total compensation costs. Distribution costs include marketing, product distribution, and promotion costs. The management fee is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits, which is paid to Mr. Mario J. Gabelli (“Mr. Gabelli”) or his designee for acting as CEO pursuant to his 2008 Employment Agreement so long as he is an executive of GBL and devotes the substantial majority of his working time to the business. Other operating expenses include general and administrative operating costs.

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

	Three Months Ended March 31,
	2020	2019
Revenues
Investment advisory and incentive fees	$62,273	$65,888
Distribution fees and other income	7,294	8,448
Total revenues	69,567	74,336
Expenses
Compensation	29,250	30,347
Management fee	1,665	1,449
Distribution costs	7,630	8,670
Other operating expenses	5,702	5,257
Total expenses	44,247	45,723
Operating income	25,320	28,613
Non-operating income / (loss)
Loss from investments, net	(10,237)	(1,895)
Interest and dividend income	544	724
Interest expense	(647)	(655)
Total non-operating loss	(10,340)	(1,826)
Income before income taxes	14,980	26,787
Provision for income taxes	3,735	6,895
Net income	$11,245	$19,892

Earnings per share:
Basic	$0.42	$0.70
Diluted	$0.42	$0.70

Three Months Ended March 31, 2020 Compared To Three Months Ended March 31, 2019

Overview

Net income for the first quarter of 2020 was $11.2 million, or $0.42 per fully diluted share, versus $19.9 million, or $0.70 per fully diluted share, in the first quarter of 2019. The quarter to quarter comparison was impacted by lower revenues and higher non-operating loss, partially offset by lower variable compensation.

Revenues

Investment advisory and incentive fees for the first quarter of 2020 were $62.3 million, 5.5% lower than the 2019 comparative figure of $65.9 million due to lower average AUM. Mutual fund revenues for the first quarter of 2020 decreased by 12.9% to $24.3 million from $27.9 million in the first quarter of 2019. Our closed-end Fund revenues increased 3.8% to $16.4 million in the first quarter 2020 from $15.8 million in the first quarter of 2019. Institutional and PWM account revenues which are generally based on beginning of quarter AUM, decreased by 3.4% to $20.0 million in the first quarter of 2020 from $20.7 million in the first quarter of 2019. Revenues relating to the SICAV increased $0.1 million to $1.6 million in the first quarter of 2020, inclusive of $0.1 million of incentive fees, from $1.5 million in the first quarter of 2019, inclusive of $0.2 million in incentive fees.

Mutual fund distribution fees and other income were $7.3 million for the first quarter of 2020, a decrease of $1.1 million or 13.1% from $8.4 million in the first quarter of 2019, primarily due to lower average AUM in equity mutual funds that generate distribution fees.

Expenses

Compensation costs, which are largely variable, were $29.3 million in the first quarter of 2020, or 3.3% lower than prior year comparative compensation costs of $30.3 million. The amortization of the deferred cash compensation agreements (“DCCAs”) resulted in a $12.6 million decrease in compensation costs year over year. The Chief Executive Officer’s (“CEO”) waiver of his compensation reduced compensation by $12.2 million in the first quarter of 2019. The remainder of the quarter over quarter increase was comprised of a $0.3 million increase in stock compensation expense and a $0.9 million decrease in variable compensation expense.

Management fee expense, which is wholly variable and based on pretax income, increased to $1.7 million in the first quarter of 2020 from $1.4 million in the first quarter of 2019. The DCCAs affected management fee expense, a component of the CEO’s DCCAs, in a fashion similar to the compensation expense, which resulted in a $1.4 million decrease in management fee expense in the first quarter of 2020 as compared with the first quarter of 2019.

Distribution costs were $7.6 million in the first quarter of 2020, a decrease of $1.1 million, or 12.6%, from $8.7 million in the first quarter of 2019.

Other operating expenses were $5.7 million in the first quarter of 2020, an increase of $0.4 million, or 7.5%, from $5.3 million in the first quarter of 2019. For the three months ended March 31, 2020, as a result of the dislocations in the financial markets resulting from COVID-19, impairment analyses were performed which resulted in a $428 thousand impairment charge to the identifiable intangible asset related to the Gabelli Enterprise Mergers and Acquisitions Fund.

Operating income for the first quarter of 2020 was $25.3 million, a decrease of $3.3 million, or 11.5%, from the $28.6 million in the first quarter of 2019. Operating income, as a percentage of revenues, was 36.4% in the first quarter of 2020 as compared to 38.5% in the first quarter of 2019.

Non-operating income / (loss)

Total non-operating loss was $10.3 million for the first quarter of 2020 versus a loss of $1.8 million in the first quarter of 2019. Investment losses were $10.2 million in the first quarter of 2020 versus losses of $1.9 million in the first quarter of 2019. Interest and dividend income decreased to $0.5 million in the first quarter of 2020 from $0.7 million in the first quarter of 2019. Interest expense was $0.6 million in the first quarter of 2020 versus $0.7 million in the first quarter of 2019.

The effective tax rates for the three months ended March 31, 2020 and 2019 were 24.9% and 25.7%, respectively.

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

Reconciliation of GAAP financial measures to non-GAAP (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues, U.S. GAAP basis	$69,567	$74,336
Operating income, U.S. GAAP basis	25,320	28,613
Add back: management fee expense	1,665	1,449
Operating income before management fee	$26,985	$30,062

Operating margin	36.4%	38.5%
Operating margin before management fee	38.8%	40.4%

DEFERRED COMPENSATION

The Company deferred, through DCCAs, the cash compensation of the CEO relating to all of 2016 (“2016 DCCA”) and the fourth quarter of 2017 (“Fourth Quarter 2017 DCCA”) to provide the Company with flexibility to pay down debt and enhance our ability to execute lift-outs, make acquisitions, and seed new products. We have made substantial progress toward this objective, having reduced our debt since the November 2015 spin-off of Associated Capital Group, Inc., resulting in Standard & Poor’s February 2020 reaffirmation of our investment grade rating of BBB- and stable outlook.

The DCCAs deferred the CEO’s compensation expense by amortizing it over each DCCA’s respective vesting period. The CEO was not entitled to receive the compensation until the end of each respective vesting period, so U.S. GAAP specifies that the expense is amortized over the vesting period. The 2016 DCCA was expensed ratably over 4 years and the Fourth Quarter 2017 DCCA was expensed ratably over 18 months. In addition to the ratable vesting, the expense was marked to market at each reporting period as the DCCA expense was indexed to GBL’s stock price.

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
	Number of RSUs	Original VWAP	Vesting Date VWAP	Vesting Date	Deferred Cash Compensation	Impact of Indexing to GBL Stock Price	Vesting Date Cash Payment
2016 DCCA	2,314,695	$32.8187	$18.8812	1/2/2020	$76.0	$(32.3)	$43.7
Fourth Quarter 2017 DCCA	530,662	29.1875	20.7916	4/1/2019	15.5	(4.5)	11.0

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

The following tables show the amortization and earnings per share (“EPS”) impact, inclusive of the indexing to the GBL stock price, of the DCCAs by quarter (in thousands, except per share data):

Amortization by quarter (increase / (decrease)):			EPS impact by quarter:
	2020	2019		2020	2019

Q1	$(1,409)	$12,615	Q1	$0.03	$(0.33)
Q2	-	427	Q2	-	(0.01)
Q3	-	3,598	Q3	-	(0.09)
Q4	-	2,689	Q4	-	(0.09)
Year	$(1,409)	$19,329	Year	$0.03	$(0.52)

The following table (in thousands, except per share data) shows a reconciliation of our results for the three months ended March 31, 2020 and 2019 between the U.S. GAAP basis and a non-GAAP adjusted basis (“as adjusted”) as if all of the 2016 DCCA was recognized in 2016 and the Fourth Quarter 2017 DCCA expense was recognized in 2017 without regard to the vesting schedule. We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results. These measures have been established in order to increase transparency for the purpose of evaluating our core business, for comparing results with prior period results, and to enable more appropriate comparisons with industry peers. However, non-GAAP financial measures should not be considered a substitute for financial measures calculated in accordance with U.S. GAAP and may be calculated differently by other companies.

	Three Months Ended
	March 31, 2020	March 31, 2019
Net income, U.S. GAAP basis	$11,245	$19,892
Impact of 2016 DCCA on expenses and taxes:
Compensation costs	(1,409)	8,184
Management fee expense	-	1,030
Provision for income taxes	338	(2,211)
Total impact of 2016 DCCA	(1,071)	7,003
Impact of Fourth Quarter 2017 DCCA on expenses and taxes:
Compensation costs	-	2,983
Management fee expense	-	419
Provision for income taxes	-	(816)
Total impact of Fourth Quarter 2017 DCCA	-	2,586
Total impact of DCCAs on expense and taxes	(1,071)	9,589
Net income, as adjusted	$10,174	$29,481

Per share (basic):
Net income, U.S. GAAP basis	$0.42	$0.70
Impact of DCCAs	(0.04)	0.34
Net income, as adjusted	$0.38	$1.04
Per fully diluted share:
Net income, U.S. GAAP basis	$0.42	$0.70
Impact of DCCAs	(0.04)	0.34
Net income, as adjusted	$0.38	$1.04

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, short-term investments, and securities held for investment purposes. Cash and cash equivalents are comprised primarily of a 100% U.S. Treasury money market fund managed by GAMCO (The Gabelli U.S. Treasury Money Market Fund).

Summary cash flow data for the first three months of 2020 and 2019 was as follows (in thousands):

	Three months ended
	March 31,
	2020	2019
Cash flows provided by/(used in) activities :
Operating activities	$(10,175)	$29,440
Investing activities	3,338	(3,136)
Financing activities	(1,479)	(3,112)
Net increase / (decrease) in cash and cash equivalents from activities	(8,316)	23,192
Effect of exchange rates on cash and cash equivalents	14	(5)
Net increase / (decrease) in cash and cash equivalents	(8,302)	23,187
Cash and cash equivalents, at beginning of period	86,136	41,202
Cash and cash equivalents, at end of period	$77,834	$64,389

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

On December 26, 2018, the Company announced that the CEO elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from January 1, 2019 to March 31, 2019. On August 27, 2019, the CEO elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from September 1, 2019 to November 30, 2019. As a result of the waiver, there was $13.9 million of compensation and management fee waived by the CEO for the three months ended March 31, 2019. On January 2, 2020, the 2016 DCCA vested in accordance with the terms of the agreement and a cash payment in the amount of $43.7 million was made to the CEO.

As of March 31, 2020, we had cash and cash equivalents of $77.8 million, a decrease of $8.3 million from December 31, 2019, primarily due to the Company’s operating activities described below. Total debt outstanding at March 31, 2020 was $24.2 million, which consisted of senior notes due 2021.

Net cash used in operating activities was $10.2 million for the three months ended March 31, 2020, a decrease of $39.6 million from net cash provided in the prior year’s comparative period of $29.4 million. Reducing cash was a decrease in compensation payable of $41.7 million, a decrease in net income of $8.6 million, a decrease of payable to affiliates of $2.7 million, and $11.4 million from all other sources. Cash was provided through a decrease in investment advisory fees receivable of $14.2 million, an increase in unrealized loss on securities of $4.9 million, a decrease in deferred tax assets of $4.3 million, a decrease in short-term investments in securities of $1.0 million, and an increase of $0.4 million in stock based compensation expense.

Net cash provided by investing activities in the first three months of 2020 was $3.3 million, including $3.5 million in proceeds from sales of securities held for investment purposes offset by $151,000 in purchases of securities held for investment purposes, as compared to $3.1 million used in the prior year’s comparative period.

Net cash used in financing activities in the first three months of 2020 was $1.5 million, including $1.0 million paid for the purchase of treasury stock and $0.5 million paid in dividends, as compared to $3.1 million used in the prior year’s comparative period.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus anticipated cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future. We believe we have no immediate material commitments for capital expenditures.

Under the terms of the lease of our Rye, New York office, we are obligated to make minimum total payments of $9.6 million through December 2028.

We continue to maintain an investment grade rating of BBB- with Standard and Poor’s Ratings Services. We believe that our ability to maintain our investment grade rating will provide greater access to the capital markets, enhance liquidity, and lower overall borrowing costs. Our rating is Ba1 with Moody’s Investors Services.

We have one broker-dealer subsidiary, G.distributors, which is subject to certain net capital requirements. G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended. The requirement was $250,000 for the broker-dealer at March 31, 2020. At March 31, 2020, G.distributors had net capital, as defined, of approximately $5.2 million, exceeding the regulatory requirement by approximately $4.9 million. Net capital requirements for our affiliated broker-dealer may increase in accordance with the rules and regulations applicable to broker-dealers to the extent G.distributors engages in other business activities.

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

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ significantly from those estimates. See Note 1 in Part II, Item 8, Financial Statements and Supplementary Data, and the Company’s Critical Accounting Policies in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in GAMCO’s 2019 annual report on Form 10-K filed with the SEC on March 6, 2020 for details on Critical Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of its business, GAMCO is exposed to the risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing, and managing market and other risks.

Our exposure to pricing risk in equity securities is directly related to our role as a financial intermediary and advisor for AUM in our affiliated Funds and Institutional and PWM accounts, as well as our proprietary investment and trading activities. At March 31, 2020, we had equity investments of $17.8 million. We may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. The equity securities investment portfolio is at fair value and may move in line with the equity markets. The equity securities investment portfolio changes are recorded as gain/(loss) from investments, net in the Condensed Consolidated Statements of Income included in Part I, Item 1 of this Form 10-Q.

Market Risk

Our primary market risk exposure is to changes in equity prices and interest rates. Since approximately 89% of our AUM is equities, our financial results are subject to equity market risk, as revenues from our investment management services are sensitive to stock market dynamics. In addition, returns from our proprietary investment portfolios are exposed to interest rate and equity market risk.

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

Related to our proprietary investment activities, we had investments in equity securities of $17.8 million at March 31, 2020, which included investments in common stocks of $16.7 million, investments in mutual funds of $0.7 million, and investments in closed-end Funds of $0.4 million, and at December 31, 2019, we had investments in securities of $27.7 million, which included investments in common stocks of $26.5 million, investments in mutual funds of $0.7 million, and investments in closed-end Funds of $0.5 million. Of the $16.7 million and $26.5 million invested in common stocks at March 31, 2020 and December 31, 2019, respectively, $10.1 million and $16.4 million, respectively, was related to our investment in Westwood Holdings Group Inc. (NYSE: WHG).

The following table provides a sensitivity analysis for our investments in equity securities as of March 31, 2020 and December 31, 2019 (in thousands). The sensitivity analysis assumes a 10% increase or decrease in the value of these investments:

(unaudited)	Fair Value	Fair Value assuming 10% decrease in equity prices	Fair Value assuming 10% increase in equity prices
At March 31, 2020:
Equity price sensitive investments, at fair value	$17,819	$16,037	$19,601
At December 31, 2019:
Equity price sensitive investments, at fair value	$27,726	$24,953	$30,499

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. government securities. These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value. Based on the March 31, 2020 cash and cash equivalents balance of $77.8 million, a 1% increase in interest rates would increase our interest income by $0.8 million annually, while a 1% decrease would reduce our interest income by $0.8 million annually.

ITEM 4.  CONTROLS AND PROCEDURES

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in SEC rules and regulations. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure. Our CEO and PFO participated in this evaluation and concluded that, as of the date of March 31, 2020, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting as defined by Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions, or other relief. For any such matters, the condensed consolidated financial statements in Part I, Item I of this Form 10-Q include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and, if material, makes the necessary disclosures. However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations, or cash flows at March 31, 2020. See also Note 10, Commitments and Contingencies, to the condensed consolidated financial statements in Part I, Item I of this Form 10-Q.

ITEM 1A.  RISK FACTORS

Except for as set forth below, there have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2019. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 6, 2020, which is accessible on the SEC’s website at sec.gov and the Company’s website at gabelli.com.

Events outside of our control, including public health crises, could negatively affect the portfolios we manage and our results of our operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and the portfolios that we manage. For example, in December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread quickly to other countries, including the United States (U.S.), which has resulted in restrictions on travel and congregation and the temporary closure of many non-essential businesses in affected jurisdictions, including, beginning in March 2020, in the United States. In addition to these developments having adverse consequences for us and the portfolios that we manage, the operations of GAMCO could be adversely impacted, including through quarantine measures and travel restrictions imposed on its personnel or service providers based in affected countries, or any related health issues of such personnel or service providers. As the potential impact of COVID-19 is difficult to predict, the extent to which COVID-19 could negatively affect our and our portfolio companies’ operating results or the duration of any potential business disruption is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding purchases of Class A Stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
1/01/20 - 1/31/20	22,445	$17.74	22,445	1,220,690	n/a
2/01/20 - 2/29/20	28,039	16.99	28,039	1,192,651	n/a
3/01/20 - 3/31/20	4,609	15.30	4,609	n/a	$30,000,000
Totals	55,093	$17.16	55,093

(1)	On trade date basis.

(2)
Shares of Class A Stock purchased by the Company pursuant to our stock repurchase program, which was established in 1999. On March 18, 2020, the Board of Directors authorized an increase to purchase $30 million of its outstanding Class A Stock.

On March 11, 2020, GAMCO commenced an offer to purchase up to $30 million in aggregate purchase price of its Class A Stock, pursuant to which holders of shares were invited to tender some or all of their shares at a price within the range of $15.00 to $17.00 per share, which would have enabled GAMCO to purchase for cash up to 2,000,000 shares of its Class A common stock (such offer, the “Offer”). The Offer which was due to expire on April 8, 2020, was terminated on March 18, 2020 as a result of the suspension of trading and market index conditions to the Offer not having been satisfied. As a result of this termination, no shares were purchased in the Offer and all shares previously tendered and not withdrawn were promptly returned to tendering holders.

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

Date: May 8, 2020