Form 10-Q
period 2020-06-30
GAMCO INVESTORS, INC. ET AL
filed 2020-08-10
CIK 1060349

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer ☒
Non-accelerated filer	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class		Outstanding at July 31, 2020
Class A Common Stock, $0.001 par value	(Including 1,029,900 restricted stock awards)	8,566,021
Class B Common Stock, $0.001 par value		19,024,117

GAMCO INVESTORS, INC. AND SUBSIDIARIES

* Items other than those listed above have been omitted because they are not applicable.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(in thousands, except per share data)

	June 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$58,117	$86,136
Investments in equity securities, at fair value	17,698	27,726
Investments in debt securities, at amortized cost	52,934	6,547
Receivable from brokers	4,677	989
Investment advisory fees receivable	18,238	36,093
Receivable from affiliates	3,232	3,940
Goodwill and identifiable intangible assets	3,176	3,765
Deferred tax asset and income tax receivable	9,032	16,389
Other assets	7,208	8,301
Total assets	$174,312	$189,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Income taxes payable	$4,740	$757
Lease liability obligations	5,498	5,431
Compensation payable	30,947	64,279
Payable to affiliates	258	3,982
Accrued expenses and other liabilities	32,222	36,529
Sub-total	73,665	110,978
Senior Notes (net of issuance costs of 22 and 34, respectively) (due June 1, 2021) (Note 7)	24,203	24,191
Total liabilities	97,868	135,169

Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 16,572,676 and 16,202,726 shares issued, respectively; 8,605,443 and 8,356,290 shares outstanding, respectively	14	14
Class B Common Stock, $0.001 par value; 25,000,000 shares and 100,000,000 shares authorized, respectively; 24,000,000 shares issued; 19,024,117 outstanding	19	19
Additional paid-in capital	19,111	17,033
Retained earnings	383,947	362,515
Accumulated other comprehensive loss	(269)	(204)
Treasury stock, at cost (7,967,233 and 7,846,436 shares, respectively)	(326,378)	(324,660)
Total stockholders’ equity	76,444	54,717
Total liabilities and stockholders’ equity	$174,312	$189,886

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Investment advisory and incentive fees	$51,470	$67,990	$113,743	$133,878
Distribution fees and other income	6,089	8,417	13,383	16,865
Total revenues	57,559	76,407	127,126	150,743
Expenses:
Compensation	25,516	30,216	54,766	60,563
Management fee	2,060	4,709	3,725	6,158
Distribution costs	6,634	8,605	14,264	17,275
Other operating expenses	4,586	6,117	10,288	11,374
Total expenses	38,796	49,647	83,043	95,370

Operating income	18,763	26,760	44,083	55,373
Non-operating income / (loss)
Gain / (loss) from investments, net	309	5,264	(9,928)	3,369
Interest and dividend income	115	715	659	1,439
Interest expense	(647)	(655)	(1,294)	(1,310)
Total non-operating income / (loss)	(223)	5,324	(10,563)	3,498
Income before income taxes	18,540	32,084	33,520	58,871
Provision for income taxes	7,250	8,067	10,985	14,962
Net income	$11,290	$24,017	$22,535	$43,909

Earnings per share:
Basic	$0.42	$0.88	$0.85	$1.57
Diluted	$0.42	$0.88	$0.84	$1.57

Weighted average shares outstanding:
Basic	26,629	27,357	26,658	27,929
Diluted	26,656	27,413	26,713	27,973

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$11,290	$24,017	$22,535	$43,909
Other comprehensive income / (loss):
Foreign currency translation loss	(4)	(23)	(65)	(3)
Total comprehensive income	$11,286	$23,994	$22,470	$43,906

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
UNAUDITED
(in thousands, except per share data)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2019	$33	$17,033	$362,515	$(204)	$(324,660)	$54,717
Net income	-	-	11,245	-	-	11,245
Foreign currency translation	-	-	-	(61)	-	(61)
Dividends declared ($0.02 per share)	-	-	(552)	-	-	(552)
Stock based compensation expense	-	941	-	-	-	941
Purchase of treasury stock	-	-	-	-	(946)	(946)
Balance at March 31, 2020	$33	$17,974	$373,208	$(265)	$(325,606)	$65,344
Net income	-	-	11,290	-	-	11,290
Foreign currency translation	-	-	-	(4)	-	(4)
Dividends declared ($0.02 per share)	-	-	(551)	-	-	(551)
Stock based compensation expense	-	1,137	-	-	-	1,137
Purchase of treasury stock	-	-	-	-	(772)	(772)
Balance at June 30, 2020	$33	$19,111	$383,947	$(269)	$(326,378)	$76,444

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2018	$33	$14,192	$282,928	$(240)	$(287,303)	$9,610
Net income	-	-	19,892	-	-	19,892
Adoption of ASU 2016-02	-	-	(106)	-	-	(106)
Foreign currency translation	-	-	-	20	-	20
Dividends declared ($0.02 per share)	-	-	(575)	-	-	(575)
Stock based compensation expense	-	577	-	-	-	577
Purchase of treasury stock	-	-	-	-	(2,547)	(2,547)
Balance at March 31, 2019	$33	$14,769	$302,139	$(220)	$(289,850)	$26,871
Net income	-	-	24,017	-	-	24,017
Foreign currency translation	-	-	-	(23)	-	(23)
Dividends declared ($0.02 per share)	-	-	(551)	-	-	(551)
Stock based compensation expense	-	578	-	-	-	578
Purchase of treasury stock	-	-	-	-	(28,274)	(28,274)
Balance at June 30, 2019	$33	$15,347	$325,605	$(243)	$(318,124)	$22,618

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$22,535	$43,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	445	655
Accretion of discounts and amortization of premiums	48	-
Stock based compensation expense	2,078	1,155
Deferred income taxes	8,103	(505)
Foreign currency translation gain / (loss)	(65)	(3)
Cost basis of donated securities	-	2,601
Unrealized loss on securities	6,503	1,707
Net realized loss on securities	1,097	6
Impairment charge on intangible asset	589	-
(Increase) decrease in assets:
Investments in securities	2,095	(2,520)
Receivable from brokers	(3,687)	(765)
Investment advisory fees receivable	17,855	2,812
Receivable from affiliates	699	174
Income taxes receivable	(747)	(3,250)
Other assets	642	(1,639)
Increase (decrease) in liabilities:
Payable to brokers	-	(14)
Income taxes payable	3,986	53
Compensation payable	(33,328)	4,928
Payable to affiliates	(3,724)	(607)
Accrued expenses and other liabilities	(4,170)	(487)
Total adjustments	(1,581)	4,301
Net cash provided by operating activities	20,954	48,210
Cash flows from investing activities:
Purchases of securities	(50,108)	(5,073)
Proceeds from sales and repayments of securities	3,995	252
Return of capital on securities	12	5
Net cash used in investing activities	(46,101)	(4,816)
Cash flows from financing activities:
Dividends paid	(1,065)	(1,682)
Purchase of treasury stock	(1,718)	(30,821)
Repayment of principal portion of lease liability	(104)	(86)
Net cash used in financing activities	(2,887)	(32,589)
Effect of exchange rates on cash and cash equivalents	15	1
Net increase / (decrease) in cash and cash equivalents	(28,019)	10,806
Cash and cash equivalents, beginning of period	86,136	41,202
Cash and cash equivalents, end of period	$58,117	$52,008
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,270	$1,271
Cash paid for taxes	$780	$16,901
Supplemental disclosure of non-cash activity:
For the six months ended June 30, 2020 and 2019, the Company accrued dividends on restricted stock awards of $38 and $15, respectively.

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Organization and Description of Business

Unless indicated otherwise, or the context otherwise requires, references in this report to “GAMCO Investors, Inc.,” “GAMCO,” “the Company,” “the Firm,” and “GBL” or similar terms are to GAMCO Investors, Inc., its predecessors, and its subsidiaries.

GAMCO (New York Stock Exchange (“NYSE”): GBL), a company incorporated under the laws of Delaware, is a widely-recognized provider of investment advisory services through 24 mutual funds, 16 closed-end funds, one société d’investissement à capital variable (“SICAV”), and approximately 1,600 institutional and private wealth management (“Institutional and PWM”) accounts principally in the United States (U.S.).  The investments are generally in value, growth, gold, utilities, and convertible securities. The Company’s revenues are based primarily on the levels of assets under management (“AUM”) and fees associated with the various investment products.

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

The interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Gabelli Funds, GAMCO Asset, Distributors Holdings, Inc., G.distributors, GAMCO Asset Management (UK) Limited, Gabelli Fixed Income, Inc., Gabelli Fixed Income L.L.C., GAMCO International Partners LLC, GAMCO Acquisition LLC, and Nevada NJ Lat, LLC. Intercompany accounts and transactions have been eliminated.

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

The Company earns an incentive fee from two closed-end Funds. For The GDL Fund (GDL), there is an incentive fee, which is earned and recognized as of the end of each calendar year and varies to the extent the total return of the Fund is in excess of the ICE Bank of America Merrill Lynch 3-month U.S. Treasury Bill Index total return.  For the Gabelli Merger Plus+ Trust Plc (GMP), there is an incentive fee, which is earned and recognized as of the end of each annual measurement period, June 30th, and varies to the extent the total return of the Fund is in excess of twice the rate of return of the 13-week Treasury Bills over the performance period.

The Company earns a performance fee from a SICAV sub-fund, the GAMCO Merger Arbitrage SICAV.  This fee is recognized at the end of the measurement period, which coincides with the calendar year.  The fee would also be earned and the measurement period ended at any interim point in time that a client redeemed their respective shares.  This fee is received in cash after the end of the measurement period, within 30 days.

The Company also may receive incentive fees from institutional clients, which are based upon exceeding either a specific benchmark index or a defined return for these accounts.  These fees are recognized at the end of the stipulated contract period, which is generally annually, for each respective account.  These fees would also be earned and the contract period ended at any interim point in time that the client terminated its relationship with the Company.  These fees are received in cash after the end of the measurement period, typically within 60 days.

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

Revenue Disaggregated

The following table presents the Company’s revenue disaggregated by investment vehicle (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment advisory and incentive fees:
Mutual Funds	$20,365	$27,027	$43,921	$53,952
Closed-end Funds	14,594	16,291	31,014	32,080
Sub-advisory accounts	517	899	1,249	1,834
Institutional & PWM	14,543	22,195	34,548	42,921
SICAV	1,203	1,398	2,668	2,733
Performance-based	248	180	343	358
Distribution fees and other income	6,089	8,417	13,383	16,865
Total revenues	$57,559	$76,407	$127,126	$150,743

3.  Investment in Securities

Investments in equity securities at June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020		December 31, 2019
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Investments in equity securities:
Common stocks	$39,669	$16,424	$41,226	$26,463
Mutual Funds	755	823	755	752
Closed-end Funds	490	451	494	511
Total investments in equity securities	$40,914	$17,698	$42,475	$27,726

Investments in equity securities, including the Company’s investments in common stocks and the Funds, are stated at fair value with any unrealized gains or losses reported in each respective period’s earnings.

Investments in debt securities at June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Investments in debt securities:
U.S. Treasury Bills	$49,963	$-	$-	$49,963
Foreign government obligations	2,971	-	-	2,971
Total investments in debt securities	$52,934	$-	$-	$52,934

	December 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Investments in debt securities:
Foreign government obligations	$6,547	$-	$-	$6,547
Total investments in debt securities	$6,547	$-	$-	$6,547

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

4. Fair Value

All of the instruments within cash and cash equivalents and investments in securities are measured at fair value, except for those investments designated as held-to-maturity. The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), guidance on fair value measurement. The levels of the fair value hierarchy and their applicability to the Company are described below:

-
Level 1 - the valuation methodology utilizes quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date.  Level 1 assets include cash equivalents, government obligations, mutual funds, closed-end funds, and listed equities.

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

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2020 and December 31, 2019 (in thousands):

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2020

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2020
Cash equivalents	$57,771	$-	$-	$57,771
Investments in securities:
Common stocks	16,424	-	-	16,424
Mutual Funds	823	-	-	823
Closed-end Funds	451	-	-	451
Total investments in securities	17,698	-	-	17,698
Total assets at fair value	$75,469	$-	$-	$75,469

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2019
Cash equivalents	$85,823	$-	$-	$85,823
Investments in securities:
Common stocks	26,463	-	-	26,463
Mutual funds	752	-	-	752
Closed-end funds	511	-	-	511
Total investments in securities	27,726	-	-	27,726
Total assets at fair value	$113,549	$-	$-	$113,549

Cash equivalents primarily consist of an affiliated money market mutual fund, which is invested solely in U.S. Treasuries and valued based on the net asset value of the fund.

Financial assets disclosed but not carried at fair value

The following table presents the carrying value and fair value of the Company’s investments in debt securities disclosed but not carried at fair value, including those foreign government obligations investments designated as held-to-maturity which are carried at amortized cost remeasured in U.S. dollars, as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value Level 1	Carrying Value	Fair Value Level 1
U.S. Treasury Bills	$49,963	$49,957	$-	$-
Foreign government obligations	2,971	2,971	6,547	6,547
Total	$52,934	$52,928	$6,547	$6,547

At June 30, 2020 and December 31, 2019, the Senior Notes were recorded at face value, net of amortized issuance costs, as follows (in thousands) on the Condensed Consolidated Statements of Financial Condition:

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value Level 2	Carrying Value	Fair Value Level 2
Senior notes	$24,203	$24,739	$24,191	$24,815
Total	$24,203	$24,739	$24,191	$24,815

The carrying value of other financial assets and liabilities approximates their fair value based on the short-term nature of these items.

5. Income Taxes

The effective tax rate (“ETR”) for the three months ended June 30, 2020 and 2019 was 39.1% and 25.1%, respectively. The effective tax rate for the six months ended June 30, 2020 and 2019 was 32.8% and 25.4%, respectively. The ETR for the second quarter of 2020 was higher by 14.0%, primarily as a result of a 10.6% increase due to the non-deductibility of certain expenses as a result of the 2017 Tax Cuts and Jobs Act. The ETR for the first half of 2020 was higher by 7.4%, primarily as a result of a 9.1% increase due to the non-deductibility of certain expenses as a result of the 2017 Tax Cuts and Jobs Act.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic:
Net income	$11,290	$24,017	$22,535	$43,909
Weighted average shares outstanding	26,629	27,357	26,658	27,929
Basic net income per share	$0.42	$0.88	$0.85	$1.57

Diluted:
Net income	$11,290	$24,017	$22,535	$43,909

Weighted average shares outstanding	26,629	27,357	26,658	27,929
Restricted stock awards	27	56	55	44
Total	26,656	27,413	26,713	27,973

Diluted net income per share	$0.42	$0.88	$0.84	$1.57

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
At June 30, 2020 and December 31, 2019, the debt was recorded at its face value, net of issuance costs, of $24.2 million.

8. Stockholders’ Equity

Shares outstanding were 27.6 million and 27.4 million on June 30, 2020 and December 31, 2019, respectively.

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

Authorized shares

On June 5, 2020, shareholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation to decrease the total number of authorized shares of Class B Stock from 100,000,000 shares to 25,000,000 shares.

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

On June 30, 2019, 264,900 RSAs were issued at a grant price of $19.17 per RSA.  On March 5, 2020, 392,700 RSAs were issued at a grant price of 14.31 per RSA.

As of June 30, 2020 and December 31, 2019, there were 1,030,900 and 660,950, respectively, of these RSAs outstanding with weighted average grant prices per RSA of 19.54 and 22.67, respectively, and 10,000 stock options outstanding with an exercise price of $25.55.

For the three months ended June 30, 2020 and 2019, the Company recognized stock-based non-cash compensation expense of $1.1 million and $0.6 million, respectively. For the six months ended June 30, 2020 and 2019, the Company recognized stock-based non-cash compensation expense of 2.1 million and 1.2 million, respectively.

The total compensation costs related to non-vested awards not yet recognized was approximately $12.5 million as of June 30, 2020.

On April 1, 2019, the deferred cash compensation agreement (“DCCA”) with the CEO covering compensation from the fourth quarter of 2017 vested in accordance with the terms of the agreement and a cash payment in the amount of $11.0 million was made to the CEO.  This payment was reduced by $4.5 million resulting from the DCCA being indexed to the GBL stock price and utilizing the lesser of the volume weighted average price (“VWAP”) on the vesting date ($20.7916) versus the VWAP over the fourth quarter of 2017 ($29.1875). On January 2, 2020, the DCCA with the CEO covering compensation from 2016 vested in accordance with the terms of the agreement and a cash payment in the amount of 43.7 million was made to the CEO. This payment was reduced by 32.3 million resulting from the DCCA being indexed to the GBL stock price and utilizing the lesser of the VWAP on the vesting date (18.8812) versus the VWAP over 2016 (32.8187).

Stock Repurchase Program

In March 1999, the Board of Directors established a stock repurchase program (the “Stock Repurchase Program”) to grant management the authority to repurchase shares of Class A Stock. In May 2019, the Board of Directors increased the buyback authorization by 1,212,759 shares of Class A Stock. On March 18, 2020, the Board of Directors authorized an increase to purchase 30 million of its outstanding Class A Stock, which resulted in a modification in the form of the authorization from previously being stated in shares to being stated in dollars.

For the three months ended June 30, 2020 and 2019, the Company repurchased 65,704 and 147,402 shares, respectively, at an average price per share of 11.74 and 19.02, respectively. For the six months ended June 30, 2020 and 2019, the Company repurchased 120,797 and 273,756 shares, respectively, at an average price per share of $14.21 and $19.54, respectively. In addition, on April 16, 2019, GAMCO repurchased 1.2 million shares of Class A Stock at $21.00 per share in a private transaction. At June 30, 2020, the total dollar amount available under the Stock Repurchase Program to be repurchased in the future was 29 million. The Stock Repurchase Program is not subject to an expiration date.

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
\
Dividends

During the three months ended June 30, 2020 and 2019, the Company declared dividends of $0.02 per share to shareholders of Class A Stock and Class B Stock.  During the six months ended June 30, 2020 and 2019, the Company declared dividends of $0.04 per share to shareholders of Class A Stock and Class B Stock.

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

9. Goodwill and Identifiable Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less the liabilities assumed.  At June 30, 2020 and December 31, 2019, there was goodwill of $0.2 million maintained on the Condensed Consolidated Statements of Financial Condition related to G.distributors.

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund (the “Enterprise Fund”) and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.3 million at June 30, 2020 and $1.9 million at December 31, 2019.  The investment advisory agreement for the Enterprise Fund is next up for renewal in February 2021.  As a result of becoming the advisor to the Bancroft Fund Ltd. (the “Bancroft Fund”) and the Ellsworth Growth and Income Fund Ltd. (the “Ellsworth Fund”) and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.6 million at June 30, 2020 and December 31, 2019. The investment advisory agreements for the Bancroft Fund and the Ellsworth Fund are next up for renewal in August 2020. Each of these investment advisory agreements are subject to annual renewal by the respective fund’s board of directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.

The Company assesses the recoverability of goodwill and intangible assets at least annually, or more often should events warrant. In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread quickly to numerous countries, including the United States. On March 11, 2020, COVID-19 was identified as a global pandemic by the World Health Organization. In response to its spread, governmental authorities have imposed restrictions on travel and congregation and the temporary closure of many non-essential businesses in affected jurisdictions, including, beginning in March 2020, in the United States. The pandemic and resulting economic dislocations have had adverse consequences for the portfolios of the Funds, including the Enterprise Fund, Bancroft Fund, and Ellsworth Fund. For the three and six months ended June 30, 2020, as a result of the dislocations in the financial markets resulting from COVID-19, impairment analyses were performed which resulted in 161 thousand and $589 thousand impairment charges, respectively, to the identifiable intangible asset related to the Enterprise Fund included within other operating expenses on the Condensed Consolidated Statements of Income. There was no impairment charge recorded to the identifiable intangible asset related to the Bancroft Fund or Ellsworth Fund. There were no indicators of impairment for the three months or six months ended June 30, 2019 and, as such, there was no impairment analysis performed or charge recorded for such periods.

10. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions, or other relief. For such matters, if any, the consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures. However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations, or cash flows at June 30, 2020.

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

This lease has been accounted for as a finance lease under FASB ASC Topic 842 (and prior to 2019, as a capital lease under FASB ASC Topic 840, Leases) as it transfers substantially all the benefits and risks of ownership to the Company.  The Company has recorded the leased property as an asset and a lease obligation for the present value of the obligation of the leased property.  The leased property is amortized on a straight-line basis from the date of the most recent extension to the end of the lease. The lease obligation is amortized over the same term using the interest method of accounting.  Finance lease improvements are amortized from the date of expenditure through the end of the lease term or the useful life, whichever is shorter, on a straight-line basis.  The lease provides that all operating expenses relating to the property (such as property taxes, utilities, and maintenance) are to be paid by the lessee, GAMCO.  These are recognized as expenses in the periods in which they are incurred.  Accumulated amortization on the leased property at June 30, 2020 and December 31, 2019 was approximately $5.4 million and $5.2 million, respectively.

The Company also rents office space under operating leases, which expire at various dates through May 31, 2024.

The following table summarizes the Company’s leases for the periods presented (in thousands, except lease term and discount rate):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Finance lease cost - interest expense	$267	$270	$536	$542
Finance lease cost - amortization of right-of-use asset	67	67	134	133
Operating lease cost	105	198	180	379
Sublease income	(46)	(121)	(92)	(243)
Total lease cost	$393	$414	$758	$811

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance lease	$-	$-	$-	$-
Operating cash flows from operating leases	88	212	153	425
Financing cash flows from finance lease	53	44	104	86
Total cash paid for amounts included in the measurement of lease liabilities	$141	$256	$257	$511
Right-of-use assets obtained in exchange for new operating lease liabilities	$324	$781	$324	$1,431
Weighted average remaining lease term—finance lease (years)	8.5	9.5	8.5	9.5
Weighted average remaining lease term—operating leases (years)	2.4	2.8	2.4	2.8
Weighted average discount rate—finance lease	19.1%	19.1%	19.1%	19.1%
Weighted average discount rate—operating leases	5.0%	5.0%	5.0%	5.0%

The finance lease right-of-use asset, net of amortization, at June 30, 2020 and December 31, 2019 was $1.8 million and $1.9 million, respectively, and the operating right-of-use assets, net of amortization, were $1.0 million and $0.8, respectively, and these right-of-use assets were included within other assets in the Condensed Consolidated Statements of Financial Condition.

The following table summarizes the maturities of lease liabilities at June 30, 2020 (in thousands):

Year ending December 31,	Finance Leases	Operating Leases	Total Leases
2020 (excluding the six months ended June 30, 2020)	$638	$207	$845
2021	1,080	346	1,426
2022	1,080	279	1,359
2023	1,080	184	1,264
2024	1,080	61	1,141
Thereafter	4,320	-	4,320
Total lease payments	$9,278	$1,077	$10,355
Less imputed interest	(4,509)	(89)	(4,598)
Total lease liabilities	$4,769	$988	$5,757

The finance lease contains an escalation clause tied to the change in the New York Metropolitan Area Consumer Price Index, which may cause the future minimum payments to exceed the amounts shown above.  Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $0.7 million due over the next four years, which are due from affiliated entities.  Future minimum lease payments have also not been reduced by future sublease payments of approximately 15 thousand per month from Associated Capital Group, Inc. (“AC”) pursuant to AC’s lease agreement that expired on March 31, 2019, which was extended on the same terms and conditions on a month-to-month basis commencing on April 1, 2019.

11. Related Party Transactions

On June 30, 2020, the Chief Executive Officer (“CEO”) of the Company elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from July 1, 2020 to November 10, 2020. On December 26, 2018, the CEO of the Company elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from January 1, 2019 to March 31, 2019. On August 27, 2019, the CEO elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from September 1, 2019 to November 30, 2019. For the six months ended June 30, 2019, the waiver reduced compensation by 12.2 million and management fee expense by 1.7 million.

12. Regulatory Requirements

The Company’s broker-dealer subsidiary, G.distributors, is subject to certain net capital requirements.  G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended.  The requirement was $250,000 for the broker-dealer at June 30, 2020.  At June 30, 2020, G.distributors had net capital, as defined, of approximately $2.2 million, exceeding the regulatory requirement by approximately $1.9 million.  Net capital requirements for the Company’s affiliated broker-dealer may increase in accordance with the rules and regulations applicable to broker-dealers to the extent G.distributors engages in other business activities.

13. Subsequent Events

From July 1, 2020 to August 7, 2020, the Company repurchased 65,051 shares at 12.01 per share.

On August 4, 2020, the Board of Directors declared its regular quarterly dividend of 0.02 per share to all of the Company’s shareholders, payable on September 29, 2020 to shareholders of record on September 15, 2020.

On August 4, 2020, the Board of Directors approved a $0.25 per share shareholder designated charitable contribution, a 25% increase from the previous contribution under the program.  If all eligible shares outstanding were registered to participate at the record date, the total contribution would approach $7 million.

On August 4, 2020, the Board of Directors authorized a share re-purchase of 3,000,000 shares of its outstanding Class A Stock.  This replaces any outstanding share repurchase authorizations.

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

GAMCO (New York Stock Exchange (“NYSE”): GBL), a company incorporated under the laws of Delaware,  is a widely-recognized provider of investment advisory services through 24 mutual funds, 16 closed-end funds, one société d’investissement à capital variable (“SICAV”), and approximately 1,600 institutional and private wealth management (“Institutional and PWM”) accounts principally in the United States (“U.S.”). The investments are generally in value, growth, gold, utilities, and convertible securities. Our revenues are based primarily on the Company’s level of assets under management (“AUM”) and fees associated with our various investment products.

Since our inception in 1977, our value assets are identified with our research-driven approach to equity investing and our Private Market Value (PMV) with a CatalystTM investment approach.

As of June 30, 2020, we had $29.4 billion of AUM. We conduct our investment advisory business principally through two registered investment advisor subsidiaries: Gabelli Funds, LLC (mutual and closed-end funds) (“Gabelli Funds”) and GAMCO Asset Management Inc. (Institutional and PWM) (“GAMCO Asset”). G.distributors, LLC (“G.distributors”), our broker-dealer subsidiary, acts as an underwriter and distributor of our mutual funds.

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread quickly to numerous countries, including the United States. On March 11, 2020, COVID-19 was identified as a global pandemic by the World Health Organization. In response to its spread, governmental authorities have imposed restrictions on travel and congregation and the temporary closure of many non-essential businesses in affected jurisdictions, including, beginning in March 2020, in the United States. As world leaders focused on the unprecedented human and economic challenges of COVID-19, global equity markets plunged as the coronavirus pandemic spread. In March, the unfolding events led to the worst month for stocks since 2008 and the worst first quarter since 1937. In the second quarter, as a result of unprecedented fiscal and monetary stimulus and the fast tracking of potential COVID-19 vaccines, the markets have rebounded strongly. The pandemic and resulting economic dislocations have had adverse consequences on our AUM, resulting in decreased revenues, partially offset by decreased variable operating and compensation expenses. As a result of this pandemic, the majority of our employees (“teammates”) are working remotely. However, there has been no material impact of remote work arrangements on our operations, including our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures, and there has been no material challenge in implementing our business continuity plan.

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

Since our initial public offering (“IPO”) in February 1999, approximately $57 million has been donated to charities by us.

On August 4, 2020, the Board of Directors approved a $0.25 per share SDCC, a 25% increase from the previous contribution under the program.  If all eligible shares outstanding were registered to participate at the record date, the total contribution would approach $7 million.

Assets Under Management

AUM was $29.4 billion as of June 30, 2020, a decrease of $7.5 billion, or 20.3%, from the June 30, 2019 AUM of $36.9 billion. The second quarter 2020 activity consisted of $3.7 billion of market appreciation, net cash outflows of $1.7 billion, and recurring distributions, net of reinvestments, from the mutual and closed-end funds (the “Funds”) of $141 million. Average total AUM was $29.1 billion in the second quarter of 2020 versus $37.0 billion in the second quarter of 2019, a decrease of 21.4%.

We earn incentive fees for certain client assets, assets attributable to certain preferred issues for our closed-end Funds, our GDL Fund (NYSE: GDL), the Gabelli Merger Plus+ Trust Plc (LSE: GMP), and the GAMCO Merger Arbitrage Fund. As of June 30, 2020, assets with incentive based fees were $1.2 billion, 33.3% below the $1.8 billion on June 30, 2019. The majority of these assets have calendar year-end measurement periods; therefore, our incentive fees are primarily recognized in the fourth quarter when the uncertainty is removed at the end of the annual measurement period.

Roll-forward of AUM (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Equities:
Mutual Funds
Beginning of period assets	$7,798	$11,452	$10,481	$10,589
Market appreciation (depreciation)	1,171	293	(973)	1,483
Net flows	(310)	(720)	(841)	(1,039)
Fund distributions, net of reinvestment	(8)	(9)	(16)	(17)
End of period assets	$8,651	$11,016	$8,651	$11,016

Closed-end Funds
Beginning of period assets	$6,084	$7,550	$8,005	$6,959
Market appreciation (depreciation)	1,005	165	(718)	890
Net flows	(97)	61	(161)	55
Fund distributions, net of reinvestment	(133)	(130)	(267)	(258)
End of period assets	$6,859	$7,646	$6,859	$7,646

Institutional & PWM
Beginning of period assets	$10,185	$15,243	$14,565	$14,078
Market appreciation (depreciation)	1,518	387	(2,443)	2,190
Net flows	(1,248)	(298)	(1,667)	(936)
End of period assets (a)	$10,455	$15,332	$10,455	$15,332

(a) Includes $252 million and $252 million of 100% U.S. Treasury Fund AUM at June 30, 2020 and 2019, respectively.

Roll-forward of AUM (in millions) (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

SICAV
Beginning of period assets	$480	$522	$594	$507
Market appreciation (depreciation)	37	4	(20)	12
Net flows	(66)	12	(123)	19
End of period assets	$451	$538	$451	$538

Total Equities
Beginning of period assets	$24,547	$34,767	$33,645	$32,133
Market appreciation (depreciation)	3,731	849	(4,154)	4,575
Net flows	(1,721)	(945)	(2,792)	(1,901)
Fund distributions, net of reinvestment	(141)	(139)	(283)	(275)
End of period assets	$26,416	$34,532	$26,416	$34,532

Fixed Income:
100% U.S. Treasury fund
Beginning of period assets	$2,938	$2,487	$2,810	$2,195
Market appreciation (depreciation)	4	14	14	28
Net flows	(21)	(126)	97	152
End of period assets	$2,921	$2,375	$2,921	$2,375

Institutional & PWM
Beginning of period assets	$20	$19	$20	$26
Market appreciation (depreciation)	-	(2)	-	(2)
Net flows	(1)	-	(1)	(7)
End of period assets	$19	$17	$19	$17

Total Fixed Income
Beginning of period assets	$2,958	$2,506	$2,830	$2,221
Market appreciation (depreciation)	4	12	14	26
Net flows	(22)	(126)	96	145
End of period assets	$2,940	$2,392	$2,940	$2,392

Total AUM
Beginning of period assets	$27,505	$37,273	$36,475	$34,354
Market appreciation (depreciation)	3,735	861	(4,140)	4,601
Net flows	(1,743)	(1,071)	(2,696)	(1,756)
Fund distributions, net of reinvestment	(141)	(139)	(283)	(275)
End of period assets	$29,356	$36,924	$29,356	$36,924

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

Advisory fees from the Funds and sub-advisory accounts are computed daily or weekly based on average net assets. Advisory fees from Institutional and PWM clients are generally computed quarterly based on account values as of the end of the preceding quarter. These revenues are based on AUM, which is highly correlated to the stock market and can vary in direct proportion to movements in the stock market and the level of sales compared with redemptions, financial market conditions, and the fee structure for AUM. Revenues derived from the equity-oriented portfolios generally have higher advisory fee rates than fixed income portfolios.

We also may receive incentive fees from Institutional and PWM clients, which are based upon meeting or exceeding a specific benchmark index or indices. These fees are recognized at the end of the stipulated contract period, which may be quarterly or annually, for the respective account. Advisory fees on assets attributable to certain of the closed-end preferred shares are earned at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares. These fees are recognized at the end of the measurement period.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Investment advisory and incentive fees	$51,470	$67,990	$113,743	$133,878
Distribution fees and other income	6,089	8,417	13,383	16,865
Total revenues	57,559	76,407	127,126	150,743
Expenses
Compensation	25,516	30,216	54,766	60,563
Management fee	2,060	4,709	3,725	6,158
Distribution costs	6,634	8,605	14,264	17,275
Other operating expenses	4,586	6,117	10,288	11,374
Total expenses	38,796	49,647	83,043	95,370
Operating income	18,763	26,760	44,083	55,373
Non-operating income / (loss)
Gain / (loss) from investments, net	309	5,264	(9,928)	3,369
Interest and dividend income	115	715	659	1,439
Interest expense	(647)	(655)	(1,294)	(1,310)
Total non-operating income / (loss)	(223)	5,324	(10,563)	3,498
Income before income taxes	18,540	32,084	33,520	58,871
Provision for income taxes	7,250	8,067	10,985	14,962
Net income	$11,290	$24,017	$22,535	$43,909

Earnings per share:
Basic	$0.42	$0.88	$0.85	$1.57
Diluted	$0.42	$0.88	$0.84	$1.57

Three Months Ended June 30, 2020 Compared To Three Months Ended June 30, 2019

Overview

Net income for the second quarter of 2020 was $11.3 million, or $0.42 per fully diluted share, versus $24.0 million, or $0.88 per fully diluted share, in the second quarter of 2019. The quarter-to-quarter comparison was impacted by lower revenues and higher non-operating loss, partially offset by lower variable compensation.

Revenues

Investment advisory and incentive fees for the second quarter of 2020 were $51.5 million, 24.3% lower than the 2019 comparative figure of $68.0 million due to lower average AUM. Mutual fund revenues for the second quarter of 2020 decreased by 25.1% to $20.9 million from $27.9 million in the second quarter of 2019. Our closed-end Fund revenues decreased 10.4% to $14.6 million in the second quarter 2020 from $16.3 million in the second quarter of 2019. Institutional and PWM account revenues which are generally based on beginning of quarter AUM, decreased by 34.7% to $14.5 million in the second quarter of 2020 from $22.2 million in the second quarter of 2019. Revenues relating to the SICAV decreased $0.2 million to $1.2 million in the second quarter of 2020, from $1.4 million in the second quarter of 2019. There were incentive fees of $0.2 million for both the three months ending June, 30, 2020 and 2019.

Mutual fund distribution fees and other income were $6.1 million for the second quarter of 2020, a decrease of $2.3 million or 27.4% from $8.4 million in the second quarter of 2019 primarily due to lower average AUM in equity mutual funds that generate distribution fees.

Expenses

Compensation costs, which are largely variable, were $25.5 million in the second quarter of 2020, or 15.6% lower than prior year comparative compensation costs of $30.2 million. The quarter over quarter decrease was comprised of a $5.9 million decrease in variable compensation expense reduced by a $0.6 million increase in stock compensation expense. The amortization of the deferred cash compensation agreements (“DCCAs”) resulted in a $0.6 million decrease in compensation costs year over year, as there was no amortization in 2020.

Management fee expense, which is wholly variable and based on pretax income, decreased to $2.1 million in the second quarter of 2020 from $4.7 million in the second quarter of 2019. The DCCAs affected management fee expense, a component of the CEO’s DCCAs, in a fashion similar to the compensation expense, which resulted in a $1.0 million decrease in management fee expense in the second quarter of 2020 as compared with the second quarter of 2019.

Distribution costs were $6.6 million in the second quarter of 2020, a decrease of $2.0 million, or 23.3%, from $8.6 million in the second quarter of 2019.

Other operating expenses were $4.6 million in the second quarter of 2020, a decrease of $1.5 million, or 24.6%, from $6.1 million in the second quarter of 2019. For the three months ended June 30, 2020, as a result of the dislocations in the financial markets resulting from COVID-19, impairment analyses were performed which resulted in a $161 thousand impairment charge to the identifiable intangible asset related to the Gabelli Enterprise Mergers and Acquisitions Fund.

Operating income for the second quarter of 2020 was $18.8 million, a decrease of $8.0 million, or 29.9%, from the $26.8 million in the second quarter of 2019. Operating income, as a percentage of revenues, was 32.6% in the second quarter of 2020 as compared to 35.0% in the second quarter of 2019.

Non-operating income / (loss)

Total non-operating loss was $0.2 million for the second quarter of 2020 versus income of $5.3 million in the second quarter of 2019. Investment gains were $0.3 million in the second quarter of 2020 versus gains of $5.3 million in the second quarter of 2019. Interest and dividend income decreased to $0.1 million in the second quarter of 2020 from $0.7 million in the second quarter of 2019. Interest expense was $0.6 million in the second quarter of 2020 versus $0.7 million in the second quarter of 2019.

The effective tax rates (“ETR”) for the three months ended June 30, 2020 and 2019 were 39.1% and 25.1%, respectively. The ETR for the second quarter of 2020 was higher by 14.0%, primarily as a result of a 10.6% increase due to the non-deductibility of certain expenses as a result of the 2017 Tax Cuts and Jobs Act.

Six Months Ended June 30, 2020 Compared To Six Months Ended June 30, 2019

Overview

Net income for the first six months of 2020 was $22.5 million, or $0.84 per fully diluted share, versus $43.9 million, or $1.57 per fully diluted share, in the first six months of 2019. The period-to-period comparison was impacted by lower revenues and higher non-operating loss, partially offset by lower variable compensation.

Revenues

Investment advisory and incentive fees for the first six months of 2020 were $113.7 million, 15.1% lower than the 2019 comparative figure of $133.9 million due to lower average AUM. Mutual fund revenues for the first six months of 2020 decreased by 19.0% to $45.2 million from $55.8 million in the first six months of 2019. Our closed-end Fund revenues decreased 3.4% to $31.0 million in the first six months of 2020 from $32.1 million in the first six months of 2019. Institutional and PWM account revenues which are generally based on beginning of quarter AUM, decreased by 19.6% to $34.5 million in the first six months of 2020 from $42.9 million in the first six months of 2019. Revenues relating to the SICAV were unchanged at $2.7 million for both the first six months of 2020 and 2019. There were incentive fees of $0.3 million for three months ending June, 30, 2020 versus $0.4 million for the six months ended June 30, 2019.

Mutual fund distribution fees and other income were $13.4 million for the first six months of 2020, a decrease of $3.5 million or 20.7% from $16.9 million in the first six months of 2019 primarily due to lower average AUM in equity mutual funds that generate distribution fees.

Expenses

Compensation costs, which are largely variable, were $54.8 million in the first half of 2020, or 9.6% lower than prior year comparative compensation costs of $60.6 million. The Chief Executive Officer’s (“CEO”) waiver of his compensation reduced compensation by $12.2 million in the first six months of 2019. The amortization of the DCCAs resulted in a $12.0 million decrease in compensation costs year over year. The remainder of the year over year change was comprised of a $7.3 million decrease in variable compensation expense, a $0.9 million increase in stock compensation expense, and a $0.4 million increase in fixed compensation.

Management fee expense, which is wholly variable and based on pretax income, decreased to $3.7 million in first six months of 2020 from $6.2 million in the first six months of 2019. The DCCAs affected management fee expense, a component of the CEO’s DCCAs, in a fashion similar to the compensation expense, which resulted in a $2.5 million decrease in management fee expense in the first six months of 2020 as compared with the first six months of 2019.

Distribution costs were $14.3 million in the first six months of 2020, a decrease of $3.0 million, or 17.3%, from $17.3 million in the first six months of 2019.

Other operating expenses were $10.3 million in the first six months of 2020, a decrease of $1.1 million, or 9.6%, from $11.4 million in the first six months of 2019. For the six months ended June 30, 2020, as a result of the dislocations in the financial markets resulting from COVID-19, impairment analyses were performed which resulted in a $589 thousand impairment charge to the identifiable intangible asset related to the Gabelli Enterprise Mergers and Acquisitions Fund.

Operating income for the first six months of 2020 was $44.1 million, a decrease of $11.3 million, or 20.4%, from the $55.4 million in the first six months of 2019. Operating income, as a percentage of revenues, was 34.7% in first six months of 2020 as compared to 36.7% in the first six months of 2019.

Non-operating income / (loss)

Total non-operating loss was $10.6 million for the first six months of 2020 versus income of $3.5 million in the first six months of 2019. Investment losses were $9.9 million in the first six months of 2020 versus gains of $3.4 million in the first six months of 2019. Interest and dividend income decreased to $0.7 million in the first six months of 2020 from $1.4 million in the first six months of 2019. Interest expense was $1.3 million in the first six months of 2020 versus $1.3 million in the first six months of 2019.

The ETR for the first six months ended June 30, 2020 and 2019 were 32.8% and 25.4%, respectively. The ETR for the first half of 2020 was higher by 7.4%, primarily as a result of a 9.1% increase due to the non-deductibility of certain expenses as a result of the 2017 Tax Cuts and Jobs Act.

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

Reconciliation of GAAP financial measures to non-GAAP (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues, U.S. GAAP basis	$57,559	$76,407	$127,126	$150,743
Operating income, U.S. GAAP basis	18,763	26,760	44,083	55,373
Add back: management fee expense	2,060	4,709	3,725	6,158
Operating income before management fee	$20,823	$31,469	$47,808	$61,531

Operating margin	32.6%	35.0%	34.7%	36.7%
Operating margin before management fee	36.2%	41.2%	37.6%	40.8%

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

The DCCAs deferred the CEO’s compensation expense by amortizing it over each DCCA’s respective vesting period. The CEO was not entitled to receive the compensation until the end of each respective vesting period, so U.S. GAAP specifies that the expense be amortized over the vesting period. The 2016 DCCA was expensed ratably over 4 years and the Fourth Quarter 2017 DCCA was expensed ratably over 18 months. In addition to the ratable vesting, the expense was marked to market at each reporting period as the DCCA expense was indexed to GBL’s stock price.

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

The following table (in thousands, except per share data) shows a reconciliation of our results for the three months ended June 30, 2020 and 2019 between the U.S. GAAP basis and a non-GAAP adjusted basis (“as adjusted”) as if all of the 2016 DCCA was recognized in 2016 and the Fourth Quarter 2017 DCCA expense was recognized in 2017 without regard to the vesting schedule. We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results. These measures have been established in order to increase transparency for the purpose of evaluating our core business, for comparing results with prior period results, and to enable more appropriate comparisons with industry peers. However, non-GAAP financial measures should not be considered a substitute for financial measures calculated in accordance with U.S. GAAP and may be calculated differently by other companies.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income, U.S. GAAP basis	$11,290	$24,017	$22,535	$43,909
Impact of 2016 DCCA on expenses and taxes:
Compensation costs	-	(758)	(1,409)	7,426
Management fee expense	-	1,030	-	2,060
Provision for income taxes	-	(65)	338	(2,276)
Total impact of 2016 DCCA	-	207	(1,071)	7,210
Impact of Fourth Quarter 2017 DCCA on expenses and taxes:
Compensation costs	-	155	-	3,138
Management fee expense	-	-	-	419
Provision for income taxes	-	(37)	-	(853)
Total impact of Fourth Quarter 2017 DCCA	-	118	-	2,704
Total impact of DCCAs on expense and taxes	-	325	(1,071)	9,914
Net income, as adjusted	$11,290	$24,342	$21,464	$53,823

Per share (basic):
Net income, U.S. GAAP basis	$0.42	$0.88	$0.85	$1.57
Impact of DCCAs	-	0.01	(0.04)	0.36
Net income, as adjusted	$0.42	$0.89	$0.81	$1.93
Per fully diluted share:
Net income, U.S. GAAP basis	$0.42	$0.88	$0.84	$1.57
Impact of DCCAs	-	0.01	(0.04)	0.35
Net income, as adjusted	$0.42	$0.89	$0.80	$1.92

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, short-term investments, and securities held for investment purposes. Cash and cash equivalents are comprised primarily of a 100% U.S. Treasury money market fund managed by GAMCO (The Gabelli U.S. Treasury Money Market Fund).

Summary cash flow data for the first six months of 2020 and 2019 was as follows (in thousands):

	Six months ended
	June 30,
	2020	2019
Cash flows provided by/(used in) activities :
Operating activities	$20,954	$48,210
Investing activities	(46,101)	(4,816)
Financing activities	(2,887)	(32,589)
Net increase / (decrease) in cash and cash equivalents from activities	(28,034)	10,805
Effect of exchange rates on cash and cash equivalents	15	1
Net increase / (decrease) in cash and cash equivalents	(28,019)	10,806
Cash and cash equivalents, beginning of period	86,136	41,202
Cash and cash equivalents, end of period	$58,117	$52,008

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

On December 26, 2018, the Company announced that the CEO elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from January 1, 2019 to March 31, 2019. On August 27, 2019, the CEO elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from September 1, 2019 to November 30, 2019. As a result of the waiver, there was $13.9 million of compensation and management fee waived by the CEO for the six months ended June 30, 2019. On January 2, 2020, the 2016 DCCA vested in accordance with the terms of the agreement and a cash payment in the amount of $43.7 million was made to the CEO. On July 1, 2020, the Company announced that the CEO elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from July 1, 2020 to November 10, 2020.

As of June 30, 2020, we had cash and cash equivalents of $58.1 million, a decrease of $28.0 million from December 31, 2019, primarily due to the Company’s investing activities, partially offset by the Company’s operating activities, described below. Total debt outstanding at June 30, 2020 was $24.2 million, which consisted of senior notes due 2021.

Net cash provided by operating activities was $21.0 million for the six months ended June 30, 2020, as compared to $48.2 million provided by operating activities in the prior year’s comparative period. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities.

Net cash used in investing activities in the first three months of 2020 was $46.1 million, including $50.1 million in purchases of securities held for investment purposes partially offset by $4.0 million in proceeds from sales of securities held for investment purposes, as compared to $4.8 million used in the prior year’s comparative period.

Net cash used in financing activities in the first six months of 2020 was $2.9 million, including $1.7 million paid for the purchase of treasury stock, $1.1 million paid in dividends, and $0.1 million paid on the principal portion of lease liabilities, as compared to $32.6 million used in the prior year’s comparative period.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus anticipated cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future. We believe we have no immediate material commitments for capital expenditures.

Under the terms of the lease of our Rye, New York office, we are obligated to make minimum total payments of $9.3 million through December 2028.

We continue to maintain an investment grade rating of BBB- with Standard and Poor’s Ratings Services. We believe that our ability to maintain our investment grade rating will provide greater access to the capital markets, enhance liquidity, and lower overall borrowing costs. Our rating is Ba1 with Moody’s Investors Services.

We have one broker-dealer subsidiary, G.distributors, which is subject to certain net capital requirements. G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended. The requirement was $250,000 for the broker-dealer at June 30, 2020. At June 30, 2020, G.distributors had net capital, as defined, of approximately $2.2 million, exceeding the regulatory requirement by approximately $1.9 million. Net capital requirements for our affiliated broker-dealer may increase in accordance with the rules and regulations applicable to broker-dealers to the extent G.distributors engages in other business activities.

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

Our exposure to pricing risk in equity securities is directly related to our role as a financial intermediary and advisor for AUM in our affiliated Funds and Institutional and PWM accounts, as well as our proprietary investment and trading activities. At June 30, 2020, we had equity investments of $17.7 million. We may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. The equity securities investment portfolio is at fair value and may move in line with the equity markets. The equity securities investment portfolio changes are recorded as gain/(loss) from investments, net in the Condensed Consolidated Statements of Income included in Part I, Item 1 of this Form 10-Q.

Market Risk

Our primary market risk exposure is to changes in equity prices and interest rates. Since approximately 90% of our AUM is equities, our financial results are subject to equity market risk, as revenues from our investment management services are sensitive to stock market dynamics. In addition, returns from our proprietary investment portfolios are exposed to interest rate and equity market risk.

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

Related to our proprietary investment activities, we had investments in equity securities of $17.7 million at June 30, 2020, which included investments in common stocks of $16.4 million, investments in mutual funds of $0.8 million, and investments in closed-end Funds of $0.5 million, and at December 31, 2019, we had investments in securities of $27.7 million, which included investments in common stocks of $26.5 million, investments in mutual funds of $0.7 million, and investments in closed-end Funds of $0.5 million. Of the $16.4 million and $26.5 million invested in common stocks at June 30, 2020 and December 31, 2019, respectively, $8.3 million and $16.4 million, respectively, was related to our investment in Westwood Holdings Group Inc. (NYSE: WHG).

The following table provides a sensitivity analysis for our investments in equity securities as of June 30, 2020 and December 31, 2019 (in thousands). The sensitivity analysis assumes a 10% increase or decrease in the value of these investments:

(unaudited)	Fair Value	Fair Value assuming 10% decrease in equity prices	Fair Value assuming 10% increase in equity prices
At June 30, 2020:
Equity price sensitive investments, at fair value	$17,698	$15,928	$19,468
At December 31, 2019:
Equity price sensitive investments, at fair value	$27,726	$24,953	$30,499

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. government securities. These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value. Based on the June 30, 2020 cash and cash equivalents balance of $58.1 million, a 1% increase in interest rates would increase our interest income by $0.6 million annually. Given the current low interest rate environment, an analysis of a 1% decrease is not meaningful.

ITEM 4.  CONTROLS AND PROCEDURES

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in SEC rules and regulations. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure. Our CEO and PFO participated in this evaluation and concluded that, as of the date of June 30, 2020, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting as defined by Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions, or other relief. For any such matters, the condensed consolidated financial statements in Part I, Item I of this Form 10-Q include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and, if material, makes the necessary disclosures. However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations, or cash flows at June 30, 2020. See also Note 10, Commitments and Contingencies, to the condensed consolidated financial statements in Part I, Item I of this Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2019, except as disclosed in our quarterly report on Form 10-Q for the three months ended March 31, 2020. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 6, 2020 and in our quarterly report on Form 10-Q for the three months ended March 31, 2020 filed with the SEC on May 8, 2020, which are accessible on the SEC’s website at sec.gov and the Company’s website at gabelli.com.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding purchases of Class A Stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
4/01/20 - 4/30/20	14,999	$10.79	14,999	$$29,838,175
5/01/20 - 5/31/20	32,660	11.45	32,660	29,464,194
6/01/20 - 6/30/20	18,045	13.09	18,045	$$29,227,959
Totals	65,704	$11.75	65,704

(1)	On trade date basis.

ITEM 5.  OTHER INFORMATION

On August 4, 2020, the Board of Directors approved a $0.25 per share shareholder designated charitable contribution, a 25% increase from the previous contribution under the program. If all eligible shares outstanding were registered to participate at the record date, the total contribution would approach $7 million.

On August 4, 2020, the Board of Directors authorized a share re-purchase of 3,000,000 shares of its outstanding Class A Stock. This replaces any outstanding share repurchase authorizations.

ITEM 6.  EXHIBITS

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of PFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of PFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina
Name: Kieran Caterina
Title: Principal Financial Officer

Date: August 7, 2020