Form 10-Q
period 2020-09-30
GAMCO INVESTORS, INC. ET AL
filed 2020-11-09
CIK 1060349

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class		Outstanding at October 31, 2020
Class A Common Stock, $0.001 par value	(Including 1,014,450 restricted stock awards)	8,432,028
Class B Common Stock, $0.001 par value		19,024,117

GAMCO INVESTORS, INC. AND SUBSIDIARIES

* Items other than those listed above have been omitted because they are not applicable.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(in thousands, except per share data)

	September 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$20,282	$86,136
Investments in debt securities, at amortized cost	104,960	6,547
Investments in equity securities, at fair value	15,071	27,726
Receivable from brokers	5,688	989
Investment advisory fees receivable	18,994	36,093
Receivable from affiliates	3,402	3,940
Goodwill and identifiable intangible assets	3,176	3,765
Deferred tax asset and income tax receivable	10,608	16,389
Other assets	8,978	8,301
Total assets	$191,159	$189,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Income taxes payable	$360	$757
Lease liability obligations	5,355	5,431
Compensation payable	32,094	64,279
Payable to affiliates	294	3,982
Accrued expenses and other liabilities	37,117	36,529
Sub-total	75,220	110,978
5.875% Senior Notes (net of issuance costs of $16 and $34, respectively) (due June 1, 2021) (Note 7)	24,209	24,191
Total liabilities	99,429	135,169

Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 16,561,726 and 16,202,726 shares issued, respectively; 8,461,110 and 8,356,290 shares outstanding, respectively	14	14
Class B Common Stock, $0.001 par value; 25,000,000 shares and 100,000,000 shares authorized, respectively; 24,000,000 shares issued; 19,024,117 outstanding	19	19
Additional paid-in capital	20,104	17,033
Retained earnings	399,835	362,515
Accumulated other comprehensive loss	(227)	(204)
Treasury stock, at cost (8,100,616 and 7,846,436 shares, respectively)	(328,015)	(324,660)
Total stockholders’ equity	91,730	54,717
Total liabilities and stockholders’ equity	$191,159	$189,886

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Investment advisory and incentive fees	$54,894	$67,015	$168,637	$200,893
Distribution fees and other income	6,358	8,330	19,741	25,195
Total revenues	61,252	75,345	188,378	226,088
Expenses:
Compensation	17,722	29,800	72,488	90,363
Management fee	-	2,144	3,725	8,302
Distribution costs	6,994	8,271	21,258	25,546
Other operating expenses	4,694	5,562	14,982	16,936
Total expenses	29,410	45,777	112,453	141,147

Operating income	31,842	29,568	75,925	84,941
Non-operating income / (loss)
Loss from investments, net	(3,133)	(6,529)	(13,061)	(3,160)
Interest and dividend income	41	811	700	2,250
Interest expense	(691)	(652)	(1,985)	(1,962)
Shareholder-designated contribution	(5,436)	(4,500)	(5,436)	(4,500)
Total non-operating loss	(9,219)	(10,870)	(19,782)	(7,372)
Income before income taxes	22,623	18,698	56,143	77,569
Provision for income taxes	6,188	5,072	17,173	20,034
Net income	$16,435	$13,626	$38,970	$57,535

Earnings per share:
Basic	$0.62	$0.50	$1.46	$2.08
Diluted	$0.62	$0.50	$1.46	$2.08

Weighted average shares outstanding:
Basic	26,531	26,987	26,615	27,612
Diluted	26,613	27,093	26,679	27,676

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$16,435	$13,626	$38,970	$57,535
Other comprehensive income / (loss):
Foreign currency translation gain / (loss)	42	(28)	(23)	(31)
Total comprehensive income	$16,477	$13,598	$38,947	$57,504

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
(in thousands, except per share data)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2019	$33	$17,033	$362,515	$(204)	$(324,660)	$54,717
Net income	-	-	11,245	-	-	11,245
Foreign currency translation	-	-	-	(61)	-	(61)
Dividends declared ($0.02 per share)	-	-	(552)	-	-	(552)
Stock based compensation expense	-	941	-	-	-	941
Purchase of treasury stock	-	-	-	-	(946)	(946)
Balance at March 31, 2020	$33	$17,974	$373,208	$(265)	$(325,606)	$65,344
Net income	-	-	11,290	-	-	11,290
Foreign currency translation	-	-	-	(4)	-	(4)
Dividends declared ($0.02 per share)	-	-	(551)	-	-	(551)
Stock based compensation expense	-	1,137	-	-	-	1,137
Purchase of treasury stock	-	-	-	-	(772)	(772)
Balance at June 30, 2020	$33	$19,111	$383,947	$(269)	$(326,378)	$76,444
Net income	-	-	16,435	-	-	16,435
Foreign currency translation	-	-	-	42	-	42
Dividends declared ($0.02 per share)	-	-	(547)	-	-	(547)
Stock based compensation expense	-	993	-	-	-	993
Purchase of treasury stock	-	-	-	-	(1,637)	(1,637)
Balance at September 30, 2020	$33	$20,104	$399,835	$(227)	$(328,015)	$91,730

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total
Balance at December 31, 2018	$33	$14,192	$282,928	$(240)	$(287,303)	$9,610
Net income	-	-	19,892	-	-	19,892
Adoption of ASU 2016-02	-	-	(106)	-	-	(106)
Foreign currency translation	-	-	-	20	-	20
Dividends declared ($0.02 per share)	-	-	(575)	-	-	(575)
Stock based compensation expense	-	577	-	-	-	577
Purchase of treasury stock	-	-	-	-	(2,547)	(2,547)
Balance at March 31, 2019	$33	$14,769	$302,139	$(220)	$(289,850)	$26,871
Net income	-	-	24,017	-	-	24,017
Foreign currency translation	-	-	-	(23)	-	(23)
Dividends declared ($0.02 per share)	-	-	(551)	-	-	(551)
Stock based compensation expense	-	578	-	-	-	578
Purchase of treasury stock	-	-	-	-	(28,274)	(28,274)
Balance at June 30, 2019	$33	$15,347	$325,605	$(243)	$(318,124)	$22,618
Net income	-	-	13,626	-	-	13,626
Foreign currency translation	-	-	-	(28)	-	(28)
Dividends declared ($0.02 per share)	-	-	(551)	-	-	(551)
Stock based compensation expense	-	843	-	-	-	843
Purchase of treasury stock	-	-	-	-	(3,790)	(3,790)
Balance at September 30, 2019	$33	$16,190	$338,680	$(271)	$(321,914)	$32,718

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$38,970	$57,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	694	958
Accretion of discounts and amortization of premiums	53	3
Stock based compensation expense	3,071	1,998
Deferred income taxes	7,621	(3,085)
Foreign currency translation gain / (loss)	(23)	(31)
Cost basis of donated securities	-	2,601
Unrealized loss on securities	8,329	5,947
Net realized loss on securities	1,482	6
Impairment charge on intangible asset	589	-
(Increase) decrease in assets:
Investments in securities	2,802	(2,276)
Receivable from brokers	(4,699)	(1,151)
Investment advisory fees receivable	17,099	1,903
Receivable from affiliates	535	387
Income taxes receivable	(1,840)	(2,304)
Other assets	(1,360)	(1,265)
Increase (decrease) in liabilities:
Payable to brokers	-	(110)
Income taxes payable	(395)	3,012
Compensation payable	(32,183)	19,436
Payable to affiliates	(3,688)	(661)
Accrued expenses and other liabilities	617	3,845
Total adjustments	(1,296)	29,213
Net cash provided by operating activities	37,674	86,748
Cash flows from investing activities:
Purchases of securities	(105,598)	(5,078)
Proceeds from sales and repayments of securities	7,157	252
Return of capital on securities	18	12
Net cash used in investing activities	(98,423)	(4,814)
Cash flows from financing activities:
Dividends paid	(1,595)	(2,221)
Purchase of treasury stock	(3,355)	(34,611)
Repayment of principal portion of lease liability	(160)	(132)
Net cash used in financing activities	(5,110)	(36,964)
Effect of exchange rates on cash and cash equivalents	5	7
Net increase / (decrease) in cash and cash equivalents	(65,854)	44,977
Cash and cash equivalents, beginning of period	86,136	41,202
Cash and cash equivalents, end of period	$20,282	$86,179
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,597	$1,551
Cash paid for taxes	$12,373	$20,000
Supplemental disclosure of non-cash activity:
For the nine months ended September 30, 2020 and 2019, the Company accrued dividends on restricted stock awards of $55 and $27, respectively.

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Organization and Description of Business

Unless indicated otherwise, or the context otherwise requires, references in this report to “GAMCO Investors, Inc.,” “GAMCO,” “the Company,” “the Firm,” and “GBL” or similar terms are to GAMCO Investors, Inc., its predecessors, and its subsidiaries.

GAMCO (New York Stock Exchange (“NYSE”): GBL), a company incorporated under the laws of Delaware, is known for its research-driven approach to equity investing. GAMCO conducts its investment advisory business principally through two subsidiaries: GAMCO Asset Management Inc. (“GAMCO Asset”) (approximately 1,500 institutional and private wealth separate accounts (“Institutional and PWM”), principally in the U.S.) and Gabelli Funds, LLC (“Gabelli Funds”) (24 open-end funds, one société d’investissement à capital variable (“SICAV”), and 16 closed-end funds). GAMCO serves a broad client base including institutions, intermediaries, offshore investors, private wealth, and direct retail investors. The distribution of mutual funds is conducted through G.distributors, LLC (“G.distributors”), the Company’s broker-dealer subsidiary.

GAMCO offers a wide range of solutions across Value and Growth Equity, ESG-SRI, Convertibles, sector-focused strategies including Gold and Utilities, Merger Arbitrage, and Fixed Income. In 1977, GAMCO launched its flagship All Cap Value strategy, Gabelli Value, and in 1986 launched its mutual fund business. In addition to its Value strategies, for over 30 years the firm has managed solutions in Growth Equity, Convertibles, SRI, and Merger Arbitrage.

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

In all cases of the incentive fees and performance fees, because of the variable nature of the consideration, revenue recognition is delayed until it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, which is generally when the uncertainty associated with the variable consideration is subsequently resolved (for example, the measurement period has concluded and the hurdle rate has been exceeded).  There is a risk of non-payment and, therefore, an impairment loss on these receivables is possible at each reporting date.  There were no such impairment losses for the periods presented.

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

Revenue Disaggregated

The following table presents the Company’s revenue disaggregated by investment vehicle (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment advisory and incentive fees:
Mutual Funds	$22,163	$26,263	$66,084	$80,215
Closed-end Funds	16,218	16,475	47,232	48,555
Sub-advisory accounts	521	843	1,770	2,677
Institutional & PWM	14,771	21,500	49,319	64,421
SICAV	1,159	1,485	3,827	4,218
Performance-based	62	449	405	807
Distribution fees and other income	6,358	8,330	19,741	25,195
Total revenues	$61,252	$75,345	$188,378	$226,088

3.  Investment in Securities

Investments in equity securities at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020		December 31, 2019
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Investments in equity securities:
Common stocks	$40,012	$13,645	$41,226	$26,463
Mutual Funds	756	960	755	752
Closed-end Funds	497	466	494	511
Total investments in equity securities	$41,265	$15,071	$42,475	$27,726

Investments in equity securities, including the Company’s investments in common stocks and the Funds, are stated at fair value with any unrealized gains or losses reported in each respective period’s earnings.

Investments in debt securities at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Investments in debt securities:
U.S. Treasury Bills	$104,960	$13	$-	$104,973
Total investments in debt securities	$104,960	$13	$-	$104,973

	December 31, 2019
	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Investments in debt securities:
Foreign government obligations	$6,547	$-	$-	$6,547
Total investments in debt securities	$6,547	$-	$-	$6,547

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

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2020 and December 31, 2019 (in thousands):

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2020

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2020
Cash equivalents	$19,919	$-	$-	$19,919
Investments in securities:
Common stocks	13,645	-	-	13,645
Mutual Funds	960	-	-	960
Closed-end Funds	466	-	-	466
Total investments in securities	15,071	-	-	15,071
Total assets at fair value	$34,990	$-	$-	$34,990

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2019
Cash equivalents	$85,823	$-	$-	$85,823
Investments in securities:
Common stocks	26,463	-	-	26,463
Mutual funds	511	-	-	511
Closed-end funds	752	-	-	752
Total investments in securities	27,726	-	-	27,726
Total assets at fair value	$113,549	$-	$-	$113,549

Cash equivalents primarily consist of an affiliated money market mutual fund, which is invested solely in U.S. Treasuries and valued based on the net asset value of the fund.

Financial assets disclosed but not carried at fair value

The following table presents the carrying value and fair value of the Company’s investments in debt securities disclosed but not carried at fair value, including those foreign government obligations investments designated as held-to-maturity which are carried at amortized cost remeasured in U.S. dollars, as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value Level 1	Carrying Value	Fair Value Level 1
U.S. Treasury Bills	$104,960	$104,973	$-	$-
Foreign government obligations	-	-	6,547	6,547
Total	$104,960	$104,973	$6,547	$6,547

At September 30, 2020 and December 31, 2019, the Senior Notes were recorded at face value, net of amortized issuance costs, as follows (in thousands) on the Condensed Consolidated Statements of Financial Condition:

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value Level 2	Carrying Value	Fair Value Level 2
Senior notes	$24,209	$24,658	$24,191	$24,815
Total	$24,209	$24,658	$24,191	$24,815

The carrying value of other financial assets and liabilities approximates their fair value based on the short-term nature of these items.

5. Income Taxes

The effective tax rate (“ETR”) for the three months ended September 30, 2020 and 2019 was 27.4% and 27.1%, respectively. The effective tax rate for the nine months ended September 30, 2020 and 2019 was 30.6% and 25.8%, respectively. The ETR for the first nine months of 2020 was higher by 4.8%, primarily as a result of higher non-deductibility of certain expenses as a result of the 2017 Tax Cuts and Jobs Act.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic:
Net income	$16,435	$13,626	$38,970	$57,535
Weighted average shares outstanding	26,531	26,987	26,615	27,612
Basic net income per share	$0.62	$0.50	$1.46	$2.08

Diluted:
Net income	$16,435	$13,626	$38,970	$57,535

Weighted average shares outstanding	26,531	26,987	26,615	27,612
Restricted stock awards	82	106	64	64
Total	26,613	27,093	26,679	27,676

Diluted net income per share	$0.62	$0.50	$1.46	$2.08

7. Debt

Senior Notes

On May 31, 2011, the Company issued 10-year, $100 million senior notes (“Senior Notes”).  The Senior Notes mature on June 1, 2021 and bear interest at 5.875% per annum, payable semi-annually on June 1 and December 1 of each year and commenced on December 1, 2011.
At September 30, 2020 and December 31, 2019, the debt was recorded at its face value, net of issuance costs, of $24.2 million.

8. Stockholders’ Equity

Shares outstanding were 27.5 million and 27.4 million on September 30, 2020 and December 31, 2019, respectively.

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

As of September 30, 2020 and December 31, 2019, there were 1,019,950 and 660,950, respectively, of these RSAs outstanding with weighted average grant prices per RSA of $19.52 and $22.67, respectively, and 10,000 stock options outstanding with an exercise price of $25.55.

For the three months ended September 30, 2020 and 2019, the Company recognized stock-based non-cash compensation expense of $1.0 million and $0.8 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company recognized stock-based non-cash compensation expense of $3.1 million and $2.0 million, respectively.

The total compensation costs related to non-vested awards to teammates, excluding the CEO who received none, not yet recognized was approximately $11.3 million as of September 30, 2020.

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

Stock Repurchase Program

In March 1999, the Board of Directors established a stock repurchase program (the “Stock Repurchase Program”) to grant management the authority to repurchase shares of Class A Stock. In May 2019, the Board of Directors increased the buyback authorization by 1,212,759 shares of Class A Stock. On March 18, 2020, the Board of Directors authorized an increase to purchase $30 million of its outstanding Class A Stock, which resulted in a modification in the form of the authorization from previously being stated in shares to being stated in dollars. On August 4, 2020, the Board of Directors authorized a share repurchase of 3,000,000 shares of its outstanding Class A Stock, which replaced any outstanding share repurchase authorizations.

On April 16, 2019 and September 16, 2019, GAMCO repurchased 1.2 million and 70 thousand shares, respectively, of Class A Stock at $21.00 and $20.07 per share, respectively, in private transactions. For the three months ended September 30, 2020 and 2019, outside of the private transaction, the Company repurchased 133,383 and 123,743 shares, respectively, at an average price per share of $12.26 and $19.26, respectively. For the nine months ended September 30, 2020 and 2019, outside of the private transactions, the Company repurchased 254,180 and 397,499 shares, respectively, at an average price per share of $13.19 and $19.46, respectively. At September 30, 2020, the total shares available under the Stock Repurchase Program to be repurchased in the future were 2,916,775. The Stock Repurchase Program is not subject to an expiration date.

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

Dividends

During the three months ended September 30, 2020 and 2019, the Company declared dividends of $0.02 per share to shareholders of Class A Stock and Class B Stock.  During the nine months ended September 30, 2020 and 2019, the Company declared dividends of $0.06 per share to shareholders of Class A Stock and Class B Stock.

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

9. Goodwill and Identifiable Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less the liabilities assumed.  At September 30, 2020 and December 31, 2019, there was goodwill of $0.2 million maintained on the Condensed Consolidated Statements of Financial Condition related to G.distributors.

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund (the “Enterprise Fund”) and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.3 million at September 30, 2020 and $1.9 million at December 31, 2019.  The investment advisory agreement for the Enterprise Fund is next up for renewal in February 2021.  As a result of becoming the advisor to the Bancroft Fund Ltd. (the “Bancroft Fund”) and the Ellsworth Growth and Income Fund Ltd. (the “Ellsworth Fund”) and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.6 million at September 30, 2020 and December 31, 2019. The investment advisory agreements for the Bancroft Fund and the Ellsworth Fund are next up for renewal in August 2021. Each of these investment advisory agreements are subject to annual renewal by the respective fund’s board of directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.

The Company assesses the recoverability of goodwill and intangible assets at least annually, or more often should events warrant. In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread quickly to numerous countries, including the United States. On March 11, 2020, COVID-19 was identified as a global pandemic by the World Health Organization. In response to its spread, governmental authorities have imposed restrictions on travel and congregation and the temporary closure of many non-essential businesses in affected jurisdictions, including, beginning in March 2020, in the United States. The pandemic and resulting economic dislocations have had adverse consequences for the portfolios of the Funds, including the Enterprise Fund, Bancroft Fund, and Ellsworth Fund. For the three months and nine months ended September 30, 2020, as a result of the dislocations in the financial markets resulting from COVID-19, impairment analyses were performed which resulted in $0 and $589 thousand impairment charges, respectively, to the identifiable intangible asset related to the Enterprise Fund included within other operating expenses on the Condensed Consolidated Statements of Income. There was no impairment charge recorded to the identifiable intangible asset related to the Bancroft Fund or Ellsworth Fund. There were no indicators of impairment for the three months or nine months ended September 30, 2019 and, as such, there was no impairment analysis performed or charge recorded for such periods.

10. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions, or other relief. For such matters, if any, the consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures. However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations, or cash flows at September 30, 2020.

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

This lease has been accounted for as a finance lease under FASB ASC Topic 842 (and prior to 2019, as a capital lease under FASB ASC Topic 840, Leases) as it transfers substantially all the benefits and risks of ownership to the Company.  The Company has recorded the leased property as an asset and a lease obligation for the present value of the obligation of the leased property.  The leased property is amortized on a straight-line basis from the date of the most recent extension to the end of the lease. The lease obligation is amortized over the same term using the interest method of accounting.  Finance lease improvements are amortized from the date of expenditure through the end of the lease term or the useful life, whichever is shorter, on a straight-line basis.  The lease provides that all operating expenses relating to the property (such as property taxes, utilities, and maintenance) are to be paid by the lessee, GAMCO.  These are recognized as expenses in the periods in which they are incurred.  Accumulated amortization on the leased property at September 30, 2020 and December 31, 2019 was approximately $5.4 million and $5.2 million, respectively.

The Company also rents office space under operating leases, which expire at various dates through May 31, 2024.

The following table summarizes the Company’s leases for the periods presented (in thousands, except lease term and discount rate):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Finance lease cost - interest expense	$264	$268	$800	$810
Finance lease cost - amortization of right-of-use asset	66	67	200	200
Operating lease cost	104	172	284	551
Sublease income	(46)	(121)	(138)	(364)
Total lease cost	$388	$386	$1,146	$1,197

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance lease	$-	$-	$-	$-
Operating cash flows from operating leases	87	177	240	602
Financing cash flows from finance lease	56	46	160	132
Total cash paid for amounts included in the measurement of lease liabilities	$143	$223	$400	$734
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-	$324	$1,431
Weighted average remaining lease term—finance lease (years)	8.3	9.3	8.3	9.3
Weighted average remaining lease term—operating leases (years)	2.2	2.8	2.2	2.8
Weighted average discount rate—finance lease	19.1%	19.1%	19.1%	19.1%
Weighted average discount rate—operating leases	5.0%	5.0%	5.0%	5.0%

The finance lease right-of-use asset, net of amortization, at September 30, 2020 and December 31, 2019 was $1.7 million and $1.9 million, respectively, and the operating right-of-use assets, net of amortization, were $0.9 million and $0.8, respectively, and these right-of-use assets were included within other assets in the Condensed Consolidated Statements of Financial Condition.

The following table summarizes the maturities of lease liabilities at September 30, 2020 (in thousands):

Year ending December 31,	Finance Leases	Operating Leases	Total Leases
2020 (excluding the nine months ended September 30, 2020)	$319	$103	$422
2021	1,080	346	1,426
2022	1,080	279	1,359
2023	1,080	184	1,264
2024	1,080	61	1,141
Thereafter	4,320	-	4,320
Total lease payments	$8,959	$973	$9,932
Less imputed interest	(4,509)	(73)	(4,582)
Total lease liabilities	$4,450	$900	$5,350

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

11. Shareholder-Designated Contributions

During 2013, the Company established a Shareholder Designated Charitable Contribution program. Under the program, each shareholder is eligible to designate a charity to which the Company would make a donation based upon the actual number of shares registered in the shareholder’s name. Shares held in nominee or street name are not eligible to participate. For the three and nine months ended September 30, 2020 and 2019, the Company recorded a charge of $5.4 million and $4.5 million, respectively, or $0.25 and $0.20, respectively, per share, which were included in shareholder-designated contributions on the Condensed Consolidated Statements of Income.

12. Related Party Transactions

On December 26, 2018, the Chief Executive Officer (“CEO”) of the Company elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from January 1, 2019 to March 31, 2019. On August 27, 2019, the CEO elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from September 1, 2019 to November 30, 2019. On June 30, 2020, the CEO of the Company elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from July 1, 2020 to November 10, 2020, allowing the Company to cover teammate healthcare costs for July 1, 2020 through December 31, 2020. For the three months ended September 30, 2020 and 2019, the waivers reduced compensation by $8.5 million and $3.6 million, respectively, and management fee by $1.4 million and $0.6 million, respectively. For the nine months ended September 30, 2020 and 2019, the waivers reduced compensation by $8.5 million and $15.8 million, respectively, and management fee by $1.4 million and $2.3 million, respectively.

13. Regulatory Requirements

The Company’s broker-dealer subsidiary, G.distributors, is subject to certain net capital requirements. G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended. The requirement was $250,000 for the broker-dealer at September 30, 2020. At September 30, 2020, G.distributors had net capital, as defined, of approximately $2.6 million, exceeding the regulatory requirement by approximately $2.3 million. Net capital requirements for the Company’s affiliated broker-dealer may increase in accordance with the rules and regulations applicable to broker-dealers to the extent G.distributors engages in other business activities.

14. Subsequent Events

From October 1, 2020 to November 6, 2020, the Company repurchased 29,008 shares at $12.62 per share.

On November 6, 2020, the Board of Directors declared its regular quarterly dividend of $0.02 per share to all of the Company’s shareholders, payable on December 29, 2020 to shareholders of record on December 15, 2020.

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

GAMCO (New York Stock Exchange (“NYSE”): GBL), a company incorporated under the laws of Delaware, is known for its research-driven approach to equity investing. GAMCO conducts its investment advisory business principally through two subsidiaries: GAMCO Asset Management Inc. (“GAMCO Asset”) (approximately 1,500 institutional and private wealth separate accounts (“Institutional and PWM”), principally in the U.S.) and Gabelli Funds, LLC (“Gabelli Funds”) (24 open-end funds, one société d’investissement à capital variable (“SICAV”), and 16 closed-end funds). GAMCO serves a broad client base including institutions, intermediaries, offshore investors, private wealth, and direct retail investors. The distribution of mutual funds is conducted through G.distributors, LLC (“G.distributors”), the Company’s broker-dealer subsidiary.

GAMCO offers a wide range of solutions across Value and Growth Equity, ESG-SRI, Convertibles, sector-focused strategies including Gold and Utilities, Merger Arbitrage, and Fixed Income. In 1977, GAMCO launched its flagship All Cap Value strategy, Gabelli Value, and in 1986 launched its mutual fund business. In addition to its Value strategies, for over 30 years the firm has managed solutions in Growth Equity, Convertibles, SRI, and Merger Arbitrage.

As of September 30, 2020, we had $29.7 billion of assets under management (“AUM”).

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread quickly to numerous countries, including the United States. On March 11, 2020, COVID-19 was identified as a global pandemic by the World Health Organization. In response to its spread, governmental authorities have imposed restrictions on travel and congregation and the temporary closure of many non-essential businesses in affected jurisdictions, including, beginning in March 2020, in the United States. As world leaders focused on the unprecedented human and economic challenges of COVID-19, global equity markets plunged as the coronavirus pandemic spread. In March, the unfolding events led to the worst month for stocks since 2008 and the worst first quarter since 1937. In the second and third quarters, as a result of unprecedented fiscal and monetary stimulus and the fast tracking of potential COVID-19 vaccines, the markets have rebounded strongly. The pandemic and resulting economic dislocations have had adverse consequences on our AUM, resulting in decreased revenues, partially offset by decreased variable operating and compensation expenses. As a result of this pandemic, the majority of our employees (“teammates”) are working remotely. However, there has been no material impact of remote work arrangements on our operations, including our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures, and there has been no material challenge in implementing our business continuity plan.

Past and Future - Giving Back to Society

Generating returns for our stakeholders is not the sole gauge we use in measuring our success. Since the inception of GAMCO’s shareholder-designated charitable contribution (“SDCC”) program in 2013, shareholders have designated contributions of over $31 million to over 280 501(c)(3) initiatives. Most recently, the SDCC approved by our Board of Directors in August 2020 will provide an estimated $5.4 million to shareholder designated 501(c)(3) organizations. This program underscores our commitment to managing socially responsible portfolios since 1987, which has evolved to include integrating environmental, social, and governance (ESG) factors into the analysis of companies and the structuring of portfolios.

Since our initial public offering (“IPO”) in February 1999, approximately $62 million has been donated to charities by us, including the current year’s SDCC.

Assets Under Management

AUM was $29.7 billion as of September 30, 2020, a decrease of $6.0 billion, or 16.8%, from the September 30, 2019 AUM of $35.7 billion. The third quarter 2020 activity consisted of $1.6 billion of market appreciation, net cash outflows of $1.1 billion, and recurring distributions, net of reinvestments, from the mutual and closed-end funds (the “Funds”) of $133 million. Average total AUM was $30.3 billion in the third quarter of 2020 versus $36.0 billion in the third quarter of 2019, a decrease of 15.8%.

We earn incentive fees for certain client assets, assets attributable to certain preferred issues for our closed-end Funds, our GDL Fund (NYSE: GDL), the Gabelli Merger Plus+ Trust Plc (LSE: GMP), and the GAMCO Merger Arbitrage Fund. As of September 30, 2020, assets with incentive based fees were $1.0 billion, 44.4% below the $1.8 billion on September 30, 2019. The majority of these assets have calendar year-end measurement periods; therefore, our incentive fees are primarily recognized in the fourth quarter when the uncertainty is removed at the end of the annual measurement period.

Roll-forward of AUM (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Equities:
Mutual Funds
Beginning of period assets	$8,651	$11,016	$10,481	$10,589
Market appreciation (depreciation)	527	31	(446)	1,514
Net flows	(313)	(461)	(1,154)	(1,500)
Fund distributions, net of reinvestment	(10)	(18)	(26)	(35)
End of period assets	$8,855	$10,568	$8,855	$10,568

Closed-end Funds
Beginning of period assets	$6,859	$7,646	$8,005	$6,959
Market appreciation (depreciation)	423	(36)	(295)	854
Net flows	(142)	(4)	(303)	51
Fund distributions, net of reinvestment	(123)	(130)	(390)	(388)
End of period assets	$7,017	$7,476	$7,017	$7,476

Institutional & PWM
Beginning of period assets	$10,455	$15,332	$14,565	$14,078
Market appreciation (depreciation)	632	(240)	(1,811)	1,950
Net flows	(548)	(933)	(2,215)	(1,869)
End of period assets (a)	$10,539	$14,159	$10,539	$14,159

(a) Includes $196 million and $237 million of 100% U.S. Treasury Fund AUM at September 30, 2020 and 2019, respectively.

Roll-forward of AUM (in millions) (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

SICAV
Beginning of period assets	$451	$538	$594	$507
Market appreciation (depreciation)	27	(17)	7	(5)
Net flows	(41)	29	(164)	48
End of period assets	$437	$550	$437	$550

Total Equities
Beginning of period assets	$26,416	$34,532	$33,645	$32,133
Market appreciation (depreciation)	1,609	(262)	(2,545)	4,313
Net flows	(1,044)	(1,369)	(3,836)	(3,270)
Fund distributions, net of reinvestment	(133)	(148)	(416)	(423)
End of period assets	$26,848	$32,753	$26,848	$32,753

Fixed Income:
100% U.S. Treasury fund
Beginning of period assets	$2,921	$2,375	$2,810	$2,195
Market appreciation (depreciation)	-	14	14	42
Net flows	(99)	532	(2)	684
End of period assets	$2,822	$2,921	$2,822	$2,921

Institutional & PWM
Beginning of period assets	$19	$17	$20	$26
Market appreciation (depreciation)	-	1	-	(1)
Net flows	3	-	2	(7)
End of period assets	$22	$18	$22	$18

Total Fixed Income
Beginning of period assets	$2,940	$2,392	$2,830	$2,221
Market appreciation (depreciation)	-	15	14	41
Net flows	(96)	532	-	677
End of period assets	$2,844	$2,939	$2,844	$2,939

Total AUM
Beginning of period assets	$29,356	$36,924	$36,475	$34,354
Market appreciation (depreciation)	1,609	(247)	(2,531)	4,354
Net flows	(1,140)	(837)	(3,836)	(2,593)
Fund distributions, net of reinvestment	(133)	(148)	(416)	(423)
End of period assets	$29,692	$35,692	$29,692	$35,692

Our AUM by style at September 30, 2020 (in millions) was comprised of the following:

	Funds	Institutional & PWM	SICAV	Total
Value	$8,771	$9,828	$12	$18,611
100% U.S. Treasury fund	2,822	-	-	2,822
Utilities	2,303	-	-	2,303
Growth	1,106	329	-	1,435
Gold	1,333	63	-	1,396
Convertibles	577	72	425	1,074
Other	1,782	269	-	2,051
Total	$18,694	$10,561	$437	$29,692

With the global spread of Coronavirus, investors have sought havens in Gold and opportunities in Growth and Global Growth strategies. Year-to-date through September 30, 2020, The Gabelli Growth Fund, with assets in excess of $900 million, achieved returns of 26.0% versus the Russell 1000 Growth index return of 24.3%; The Gabelli Global Growth Fund, with assets in excess of $160 million, achieved returns of 22.9% versus the MSCI All Country World Index returns of 1.4%; The Gabelli Gold Fund, with assets nearing $470 million, achieved returns of 35.7% versus the Philadelphia Gold and Silver Index returns of 34.7%; The Teton Convertible Securities Fund, sub-advised by GAMCO, achieved returns of 9.1% versus S&P 500 returns of 5.6%. Please refer to www.gabelli.com for full disclosures on the Funds and their performance. The performance of The Gabelli Growth Fund, The Gabelli Global Growth Fund, The Gabelli Gold Fund, and the Teton Convertible Securities Fund and relevant indexes for the 1-year, 5-year, and 10-year periods ended September 30, 2020 were the following:

	1 Year	5 Years	10 Years	Benchmark
Gabelli Growth Fund (AAA)	37.12%	20.07%	16.07%	Russell 1000 Growth Index
Gabelli Global Growth Fund (AAA)	32.72%	16.62%	13.16%	MSCI AC World Index
Gabelli Gold Fund (AAA)	53.57%	22.31%	-0.92%	Phil. Gold and Silver
Teton Convertible Securities Fund (AAA)	15.80%	11.89%	9.94%	S&P 500
Russell 1000 Growth Index	37.53%	20.10%	17.25%
S&P 500 Index	15.15%	14.15%	13.74%
MSCI AC World Index	10.44%	10.30%	8.55%
Philadelphia Gold and Silver Index	63.00%	26.27%	-2.01%

Gabelli Funds, LLC is a registered investment adviser with the Securities and Exchange Commission and is a wholly owned subsidiary of GAMCO Investors, Inc. (NYSE: GBL).

Investors should carefully consider the investment objectives, risks, charges and expenses of the Fund before investing. The prospectus, which contains more complete information about this and other matters, should be read carefully before investing. To obtain a prospectus, please call 800 GABELLI or visit www.gabelli.com.

Returns represent past performance and do not guarantee future results. Current performance may be lower or higher than the performance data quoted. Investment return and principal value will fluctuate so, upon redemption, shares may be worth more or less than their original cost. To obtain the most recent month end performance information and a prospectus, please call 800-GABELLI or visit www.gabelli.com.

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

Non-operating income/(loss) includes loss from investments, net (which includes both realized and unrealized gains and losses from securities), interest and dividend income, and interest expense. The loss from investments, net is derived from our proprietary investment portfolio consisting of various public investments.

The following table (in thousands, except per share data) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Income contained in our condensed consolidated financial statements and should be read in conjunction with those statements included in Part I, Item 1 of this Form 10-Q.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Investment advisory and incentive fees	$54,894	$67,015	$168,637	$200,893
Distribution fees and other income	6,358	8,330	19,741	25,195
Total revenues	61,252	75,345	188,378	226,088
Expenses
Compensation	17,722	29,800	72,488	90,363
Management fee	-	2,144	3,725	8,302
Distribution costs	6,994	8,271	21,258	25,546
Other operating expenses	4,694	5,562	14,982	16,936
Total expenses	29,410	45,777	112,453	141,147
Operating income	31,842	29,568	75,925	84,941
Non-operating income / (loss)
Gain / (loss) from investments, net	(3,133)	(6,529)	(13,061)	(3,160)
Interest and dividend income	41	811	700	2,250
Interest expense	(691)	(652)	(1,985)	(1,962)
Shareholder-designated contribution	(5,436)	(4,500)	(5,436)	(4,500)
Total non-operating income / (loss)	(9,219)	(10,870)	(19,782)	(7,372)
Income before income taxes	22,623	18,698	56,143	77,569
Provision for income taxes	6,188	5,072	17,173	20,034
Net income	$16,435	$13,626	$38,970	$57,535

Earnings per share:
Basic	$0.62	$0.50	$1.46	$2.08
Diluted	$0.62	$0.50	$1.46	$2.08

Three Months Ended September 30, 2020 Compared To Three Months Ended September 30, 2019

Overview

Net income for the third quarter of 2020 was $16.4 million, or $0.62 per fully diluted share, versus $13.6 million, or $0.50 per fully diluted share, in the third quarter of 2019. The quarter-to-quarter comparison was impacted by lower revenues, offset by lower variable compensation and lower non-operating loss.

Revenues

Investment advisory and incentive fees for the third quarter of 2020 were $54.9 million, 18.1% lower than the 2019 comparative figure of $67.0 million due to lower average AUM. Mutual Fund revenues for the third quarter of 2020 decreased by 16.6% to $22.6 million from $27.1 million in the third quarter of 2019. Our closed-end Fund revenues decreased 1.8% to $16.2 million in the third quarter 2020 from $16.5 million in the third quarter of 2019. Institutional and PWM account revenues, which are generally based on beginning of quarter AUM, decreased by 31.2% to $14.8 million in the third quarter of 2020 from $21.5 million in the third quarter of 2019. Revenues relating to the SICAV decreased $0.3 million to $1.2 million in the third quarter of 2020, from $1.5 million in the third quarter of 2019. There were incentive fees of $0.1 million for the three months ending September 30, 2020 and $0.4 million for the three months ending September 30, 2019.

Mutual Fund distribution fees and other income were $6.4 million for the third quarter of 2020, a decrease of $1.9 million or 22.9% from $8.3 million in the third quarter of 2019 primarily due to lower average AUM in equity mutual Funds that generate distribution fees.

Expenses

Compensation costs, which are largely variable, were $17.7 million in the third quarter of 2020, or 40.6% lower than prior year comparative compensation costs of $29.8 million. The CEO waiver of his compensation reduced compensation by $8.5 million and $3.6 million for the three months ending September 30, 2020 and 2019, respectively. The remainder of the quarter over quarter decrease was comprised of a $4.8 million decrease in variable compensation expense offset by a $0.2 million increase in stock compensation expense. The amortization of the deferred cash compensation agreements (“DCCAs”) resulted in a $2.6 million decrease in compensation costs year over year.

Management fee expense, which is wholly variable and based on pretax income, decreased to $0 in the third quarter of 2020 from $2.1 million in the third quarter of 2019. For the third quarter of 2020 and 2019, management fee expense was reduced by $1.4 million and $0.6 million, respectively, as part of the CEO waiver.

Distribution costs were $7.0 million in the third quarter of 2020, a decrease of $1.3 million, or 15.7%, from $8.3 million in the third quarter of 2019.

Other operating expenses were $4.7 million in the third quarter of 2020, a decrease of $0.9 million, or 16.1%, from $5.6 million in the third quarter of 2019.

Operating income for the third quarter of 2020 was $31.8 million, an increase of $2.2 million, or 7.4%, from the $29.6 million in the third quarter of 2019. Operating income, as a percentage of revenues, was 52.0% in the third quarter of 2020 as compared to 39.2% in the third quarter of 2019.

Non-operating income / (loss)

Total non-operating loss was $9.2 million for the third quarter of 2020 versus a loss of $10.9 million in the third quarter of 2019. Investment losses were $3.1 million in the third quarter of 2020 versus losses of $6.5 million in the third quarter of 2019. Interest and dividend income decreased to $41.0 thousand in the third quarter of 2020 from $0.8 million in the third quarter of 2019. Interest expense was $0.7 million in the third quarter of 2020 and 2019.  Accruals related to the SDCC programs were $5.4 million in the third quarter of 2020 and $4.5 million in the third quarter of 2019.

The effective tax rates (“ETR”) for the three months ended September 30, 2020 and 2019 were 27.4% and 27.1%, respectively.

Nine Months Ended September 30, 2020 Compared To Nine Months Ended September 30, 2019

Overview

Net income for the first nine months of 2020 was $39.0 million, or $1.46 per fully diluted share, versus $57.5 million, or $2.08 per fully diluted share, in the first nine months of 2019. The period-to-period comparison was impacted by lower revenues and higher non-operating loss, partially offset by lower variable compensation.

Revenues

Investment advisory and incentive fees for the first nine months of 2020 were $168.6 million, 16.1% lower than the 2019 comparative figure of $200.9 million due to lower average AUM. Mutual fund revenues for the first nine months of 2020 decreased by 18.1% to $67.9 million from $82.9 million in the first nine months of 2019. Our closed-end Fund revenues decreased 2.9% to $47.2 million in the first nine months of 2020 from $48.6 million in the first nine months of 2019. Institutional and PWM account revenues, which are generally based on beginning of quarter AUM, decreased by 23.4% to $49.3 million in the first nine months of 2020 from $64.4 million in the first nine months of 2019. Revenues relating to the SICAV decreased 9.5% to $3.8 million in the first nine months of 2020 from $4.2 million in the first nine months of 2019. There were incentive fees of $0.4 million for nine months ending September 30, 2020 versus $0.8 million for the nine months ended September 30, 2019.

Mutual fund distribution fees and other income were $19.7 million for the first nine months of 2020, a decrease of $5.5 million or 21.8% from $25.2 million in the first nine months of 2019 primarily due to lower average AUM in equity mutual funds that generate distribution fees.

Expenses

Compensation costs, which are largely variable, were $72.5 million in the first nine months of 2020, or 19.8% lower than prior year comparative compensation costs of $90.4 million. The Chief Executive Officer’s (“CEO”) waiver of his compensation reduced compensation by $8.5 million in the first nine months of 2020 and $15.8 million for the first nine months of 2019. The amortization of the DCCAs resulted in a $14.5 million decrease in compensation costs year over year. The remainder of the year over year change was comprised of a $12.4 million decrease in variable compensation expense, a $1.1 million increase in stock compensation expense, and a $0.6 million increase in fixed compensation.

Management fee expense, which is wholly variable and based on pretax income, decreased to $3.7 million in first nine months of 2020 from $8.3 million in the first nine months of 2019. The DCCAs affected management fee expense, a component of the CEO’s DCCAs, in a fashion similar to the compensation expense, which resulted in a $4.6 million decrease in management fee expense in the first nine months of 2020 as compared with the first nine months of 2019. For the first nine months of 2020 and 2019, management fee expense was reduced by $1.4 million and $2.3 million, respectively, as part of the CEO waiver.

Distribution costs were $21.3 million in the first nine months of 2020, a decrease of $4.2 million, or 16.5%, from $25.5 million in the first nine months of 2019.

Other operating expenses were $15.0 million in the first nine months of 2020, a decrease of $1.9 million, or 11.2%, from $16.9 million in the first nine months of 2019. For the nine months ended September 30, 2020, as a result of the dislocations in the financial markets resulting from COVID-19, impairment analyses were performed which resulted in a $589 thousand impairment charge to the identifiable intangible asset related to the Gabelli Enterprise Mergers and Acquisitions Fund.

Operating income for the first nine months of 2020 was $75.9 million, a decrease of $9.0 million, or 10.6%, from the $84.9 million in the first nine months of 2019. Operating income, as a percentage of revenues, was 40.3% in first nine months of 2020 as compared to 37.6% in the first nine months of 2019.

Non-operating income / (loss)

Total non-operating loss was $19.8 million for the first nine months of 2020 versus a loss of $7.4 million in the first nine months of 2019. Investment losses were $13.1 million in the first nine months of 2020 versus losses of $3.2 million in the first nine months of 2019. Interest and dividend income decreased to $0.7 million in the first nine months of 2020 from $2.3 million in the first nine months of 2019. Interest expense was $2.0 million in the first nine months of 2020 versus $2.0 million in the first nine months of 2019. Accruals related to the SDCC programs were $5.4 million in the first nine months of 2020 and $4.5 million in the first nine months of 2019.

The ETR for the first nine months ended September 30, 2020 and 2019 were 30.6% and 25.8%, respectively. The ETR for the first nine months of 2020 was higher by 4.8%, primarily as a result of higher non-deductibility of certain expenses as a result of the 2017 Tax Cuts and Jobs Act.

Non-GAAP information and reconciliation

Operating income before management fee is used by management for purposes of evaluating its business operations. We believe this measure is useful in illustrating the operating results of the Company as management fee is based on pre-tax income before management fee, which includes non-operating items including loss from investments, net from our proprietary investment portfolio, interest and dividend income, interest expense, and shareholder-designated contribution. We believe that an investor would find this useful in analyzing our business operations without the impact of the non-operating items such as trading and investment portfolios, interest and dividend income, interest expense, or shareholder-designated contribution.

Reconciliation of GAAP financial measures to non-GAAP (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues, U.S. GAAP basis	$61,252	$75,345	$188,378	$226,088
Operating income, U.S. GAAP basis	31,842	29,568	75,925	84,941
Add back: management fee expense	-	2,144	3,725	8,302
Operating income before management fee	$31,842	$31,712	$79,650	$93,243

Operating margin	52.0%	39.2%	40.3%	37.6%
Operating margin before management fee	52.0%	42.1%	42.3%	41.2%

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

The following table (in thousands, except per share data) shows a reconciliation of our results for the three months ended September 30, 2020 and 2019 between the U.S. GAAP basis and a non-GAAP adjusted basis (“as adjusted”) as if all of the 2016 DCCA was recognized in 2016 and the Fourth Quarter 2017 DCCA expense was recognized in 2017 without regard to the vesting schedule. We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results. These measures have been established in order to increase transparency for the purpose of evaluating our core business, for comparing results with prior period results, and to enable more appropriate comparisons with industry peers. However, non-GAAP financial measures should not be considered a substitute for financial measures calculated in accordance with U.S. GAAP and may be calculated differently by other companies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income, U.S. GAAP basis	$16,435	$13,626	$38,970	$57,535
Impact of 2016 DCCA on expenses and taxes:
Compensation costs	-	2,568	(1,409)	9,994
Management fee expense	-	1,030	-	3,090
Provision for income taxes	-	(864)	338	(3,140)
Total impact of 2016 DCCA	-	2,734	(1,071)	9,944
Impact of Fourth Quarter 2017 DCCA on expenses and taxes:
Compensation costs	-	-	-	3,138
Management fee expense	-	-	-	419
Provision for income taxes	-	-	-	(853)
Total impact of Fourth Quarter 2017 DCCA	-	-	-	2,704
Total impact of DCCAs on expense and taxes	-	2,734	(1,071)	12,648
Net income, as adjusted	$16,435	$16,360	$37,899	$70,183

Per share (basic):
Net income, U.S. GAAP basis	$0.62	$0.50	$1.46	$2.08
Impact of DCCAs	-	0.10	(0.04)	0.46
Net income, as adjusted	$0.62	$0.60	$1.42	$2.54
Per fully diluted share:
Net income, U.S. GAAP basis	$0.62	$0.50	$1.46	$2.08
Impact of DCCAs	-	0.10	(0.04)	0.46
Net income, as adjusted	$0.62	$0.60	$1.42	$2.54

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, short-term investments, and securities held for investment purposes. Cash and cash equivalents are comprised primarily of a 100% U.S. Treasury money market fund managed by GAMCO (The Gabelli U.S. Treasury Money Market Fund).

Summary cash flow data for the first nine months of 2020 and 2019 was as follows (in thousands):

	Nine months ended
	September 30,
	2020	2019
Cash flows provided by/(used in) activities :
Operating activities	$37,674	$86,748
Investing activities	(98,423)	(4,814)
Financing activities	(5,110)	(36,964)
Net increase / (decrease) in cash and cash equivalents from activities	(65,859)	44,970
Effect of exchange rates on cash and cash equivalents	5	7
Net increase / (decrease) in cash and cash equivalents	(65,854)	44,977
Cash and cash equivalents, beginning of period	86,136	41,202
Cash and cash equivalents, end of period	$20,282	$86,179

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

On December 26, 2018, the Company announced that the CEO elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from January 1, 2019 to March 31, 2019. On August 27, 2019, the CEO elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from September 1, 2019 to November 30, 2019. On July 1, 2020, the Company announced that the CEO elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from July 1, 2020 to November 10, 2020. As a result of these waivers, there was $9.9 million and $18.1 million of compensation and management fee waived by the CEO for the nine months ended September 30, 2020 and 2019, respectively. On January 2, 2020, the 2016 DCCA vested in accordance with the terms of the agreement and a cash payment in the amount of $43.7 million was made to the CEO.

As of September 30, 2020, we had cash and cash equivalents of $20.3 million, a decrease of $65.9 million from December 31, 2019, primarily due to the Company’s investing activities, partially offset by the Company’s operating activities, described below. Total debt outstanding at September 30, 2020 was $24.2 million, which consisted of senior notes due 2021.

Net cash provided by operating activities was $37.7 million for the nine months ended September 30, 2020, as compared to $86.7 million provided by operating activities in the prior year’s comparative period. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities.

Net cash used in investing activities in the first nine months of 2020 was $98.4 million, including $105.6 million in purchases of securities held for investment purposes partially offset by $7.2 million in proceeds from sales of securities held for investment purposes, as compared to $4.8 million used in the prior year’s comparative period.

Net cash used in financing activities in the first nine months of 2020 was $5.1 million, including $3.4 million paid for the purchase of treasury stock, $1.6 million paid in dividends, and $0.2 million paid on the principal portion of lease liabilities, as compared to $36.9 million used in the prior year’s comparative period.

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

We have one broker-dealer subsidiary, G.distributors, which is subject to certain net capital requirements. G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended. The requirement was $250,000 for the broker-dealer at September 30, 2020. At September 30, 2020, G.distributors had net capital, as defined, of approximately $2.6 million, exceeding the regulatory requirement by approximately $2.3 million. Net capital requirements for our affiliated broker-dealer may increase in accordance with the rules and regulations applicable to broker-dealers to the extent G.distributors engages in other business activities.

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

Our exposure to pricing risk in equity securities is directly related to our role as a financial intermediary and advisor for AUM in our affiliated Funds and Institutional and PWM accounts, as well as our proprietary investment and trading activities. At September 30, 2020, we had equity investments of $15.1 million. We may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. The equity securities investment portfolio is at fair value and may move in line with the equity markets. The equity securities investment portfolio changes are recorded as loss from investments, net in the Condensed Consolidated Statements of Income included in Part I, Item 1 of this Form 10-Q.

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

Related to our proprietary investment activities, we had investments in equity securities of $15.1 million at September 30, 2020, which included investments in common stocks of $13.6 million, investments in mutual funds of $1.0 million, and investments in closed-end Funds of $0.5 million, and at December 31, 2019, we had investments in securities of $27.7 million, which included investments in common stocks of $26.5 million, investments in mutual funds of $0.7 million, and investments in closed-end Funds of $0.5 million. Of the $13.6 million and $26.5 million invested in common stocks at September 30, 2020 and December 31, 2019, respectively, $6.2 million and $16.4 million, respectively, was related to our investment in Westwood Holdings Group Inc. (NYSE: WHG).

The following table provides a sensitivity analysis for our investments in equity securities as of September 30, 2020 and December 31, 2019 (in thousands). The sensitivity analysis assumes a 10% increase or decrease in the value of these investments:

(unaudited)	Fair Value	Fair Value assuming 10% decrease in equity prices	Fair Value assuming 10% increase in equity prices
At September 30, 2020:
Equity price sensitive investments, at fair value	$15,071	$13,565	$16,579
At December 31, 2019:
Equity price sensitive investments, at fair value	$27,726	$24,953	$30,499

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. government securities. These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value. Based on the September 30, 2020 cash and cash equivalents balance of $20.3 million, a 1% increase in interest rates would increase our interest income by $0.2 million annually. Given the current low interest rate environment, an analysis of a 1% decrease is not meaningful.

ITEM 4.  CONTROLS AND PROCEDURES

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in SEC rules and regulations. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure. Our CEO and PFO participated in this evaluation and concluded that, as of the date of September 30, 2020, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting as defined by Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions, or other relief. For any such matters, the condensed consolidated financial statements in Part I, Item I of this Form 10-Q include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and, if material, makes the necessary disclosures. However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations, or cash flows at September 30, 2020. See also Note 10, Commitments and Contingencies, to the condensed consolidated financial statements in Part I, Item I of this Form 10-Q.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding purchases of Class A Stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
7/01/20 - 7/31/20	38,422	$12.28	38,422	n/a	$$28,755,393
8/01/20 - 8/31/20	59,910	12.48	59,910	2,951,826	n/a
9/01/20 - 9/30/20	35,051	11.87	35,051	2,916,775	n/a
Totals	133,383	$12.26	133,383

(1)	On trade date basis.

ITEM 6.  EXHIBITS

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of PFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of PFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina
Name: Kieran Caterina
Title: Principal Financial Officer

Date: November 6, 2020