Form 10-K
period 2020-12-31
GAMCO INVESTORS, INC. ET AL
filed 2021-03-05
CIK 1060349

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer □	Accelerated filer ⌧
Non-accelerated filer □	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. □

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ⌧  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2.) Yes ☐ No ⌧

The aggregate market value of the class A and class B common stock held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $73,205,133.

As of February 28, 2021, 8,427,827 shares of class A common stock (including 1,069,150 restricted stock awards and 2,726,051 shares held by Associated Capital Group, Inc. and subsidiaries) and 19,024,117 shares of class B common stock were outstanding. 18,313,741 shares of class B common stock were held by a subsidiary of GGCP, Inc.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement relating to the 2021 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

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

Overview

Giving Back to Society – (Y)our “S” in ESG

In August 2020, the Board of Directors approved a $0.25 per share shareholder-designated charitable contribution (“SDCC”), a 25% increase from the prior year’s $0.20 per share designation under the program. We estimate this will total approximately $5.4 million. Since the inception of GAMCO’s SDCC program in 2013, and counting this current amount, shareholders will have designated charitable gifts of close to $37 million to more than 280 501(c)(3) institutions.

When combined with our other charitable contributions, this boosts our total contributions to approximately $62 million since our IPO in February 1999.

Environmental, Social, and Governance (ESG) – (Y)our “G” in ESG

As part of GAMCO’s stewardship of investments on behalf of clients, we have historically viewed governance, active ownership, proxy voting, and engagement as important ways to protect shareholder value. To that end, the Firm has been a leading voice on certain governance matters since May 1988 when it initiated its “Magna Carta of Shareholder Rights.” We actively vote our own proxies and file shareholder proposals on issues that we believe increase shareholder value. Such activity is part of our incorporation of environmental, social, and governance (“ESG”) considerations as long-term investors.

Since its formation in April 1989, the Proxy Voting Committee of the Company has formulated guidelines and reviewed proxy statements for the purpose of determining how to vote proxies related to portfolio securities held by our clients. The main driver of these guidelines is to vote in the best economic interest of our clients. As we state in our Magna Carta of Shareholder Rights, we are neither for nor against management. We are for shareholders. We do not consider any issue routine. We take into consideration all of our research on the company, its directors, and their short-term and long-term goals for the company. In cases where issues that we generally do not approve of are combined with other issues, the negative aspects of the issues will be factored into the evaluation of the overall proposals, but will not necessitate a vote in opposition to the overall proposals.

Additionally, across various investment products, we use ESG criteria, which include certain sustainable themes such as water scarcity, health and wellness, and renewable energy.

PART I

ITEM 1: BUSINESS

(Y)our Business

GAMCO (New York Stock Exchange (“NYSE”): GBL), a company incorporated under the laws of Delaware,  is a widely-recognized provider of investment advisory services to open-end funds, closed-end funds, actively managed non-transparent Exchange Traded Funds (“ETFs”), a société d’investissement à capital variable (“SICAV”) and approximately 1,500 institutional and private wealth management (“Institutional and PWM”) investors principally in the United States (“U.S.”). We generally manage assets on a fully discretionary basis and invest in a variety of U.S. and international securities through various investment styles including value, growth, non-market correlated, and convertible securities. Our revenues are based primarily on the Company’s level of assets under management (“AUM”) and fees associated with our various investment products.

GAMCO offers a wide range of solutions for clients across Value and Growth Equity, ESG, Convertibles, sector-focused strategies including Gold and Utilities, Merger Arbitrage, and Fixed Income. In 1977, GAMCO started its well known All Cap Value strategy, Gabelli Value, and in 1986 entered the mutual fund business.

As of December 31, 2020, we had $32.6 billion of AUM. We conduct our investment advisory business principally through two subsidiaries, which are registered investment advisors: Gabelli Funds, LLC (open-end and closed-end funds) (“Gabelli Funds”) and GAMCO Asset Management Inc. (Institutional and PWM) (“GAMCO Asset”). G.distributors, LLC (“G.distributors”), our broker-dealer subsidiary, acts as an underwriter and distributor of our open-end funds and actively managed non-transparent ETFs.

Our AUM are organized into three groups:

•
Open and Closed-End Funds: We provide advisory services to 24 open-end funds and 16 closed-end funds under the Gabelli and  GAMCO brands (collectively, the “Funds”). As of December 31, 2020, the Funds had $19.7 billion of AUM. Additionally, we provide administrative services to 8 open-end funds, with AUM of $1.4 billion on December 31, 2020, under the TETON Westwood and Keeley brands.

•
Institutional and Private Wealth Management: We provide advisory services to a broad range of investors, including corporate retirement plans, foundations, endowments, jointly-trusteed plans and public funds, private wealth clients and also serve as sub-advisor to third party investment funds including registered investment companies. Portfolios may be customized to comply with client-specific guidelines and risk profiles. As of December 31, 2020, Institutional and PWM had $12.4 billion of AUM.

•
SICAV: We provide advisory services to one SICAV under the GAMCO brand, the GAMCO International SICAV. The SICAV has two sub-fund strategies, the GAMCO Merger Arbitrage Fund and the GAMCO All Cap Value Fund. The GAMCO Merger Arbitrage strategy is sub-advised by Associated Capital Group, Inc. (“AC”) and had $474 million of AUM as of December 31, 2020.

Portfolio managers oversee our AUM and are supported by in-depth analysis across numerous industries by our research analyst teammates. Our research team, located in the U.S. and abroad, have an average of 15 years of industry experience.

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

GBL is a holding company incorporated in April 1998 in advance of our initial public offering (“IPO”) in February 1999. GGCP Holdings, LLC, a subsidiary of GGCP, Inc. (“GGCP”), which is majority-owned by Mr. Mario J. Gabelli (“Mr. Gabelli”), owns a majority of the outstanding shares of Class B common stock (“Class B Stock”) of GBL. As of December 31, 2020, such ownership represented approximately 92% of the combined voting power of the outstanding common stock and approximately 67% of the equity interest. AC, which was spun-off from GBL on November 30, 2015 and is publicly traded on the NYSE under the ticker symbol AC, owns 2,752,876 shares of Class A common stock (“Class A Stock”) representing approximately 1% of the combined voting power and approximately 10% of the equity interest of GBL as of December 31, 2020. AC is majority-owned by GGCP Holdings, LLC. Accordingly, Mr. Gabelli is deemed to control GBL.

At the time of the spin-off, AC owned and operated the alternatives and the institutional research businesses previously owned and operated by GBL. At the time of the distribution, the stock price of AC was $29.50 per share. As of December 31, 2020, the stock price of AC was $35.12 per share.

On March 20, 2009, we distributed our ownership in Teton Advisors, Inc. (“Teton”), the advisor to the TETON Westwood funds, to our shareholders. At the time of the distribution the stock price of Teton was $2.75 per share. At December 31, 2020, the stock price of Teton was $41.50 per share.

During 2020, we returned $30.7 million to shareholders through dividends and our stock buyback program. We paid $26.8 million, or $0.98 per share, in cash dividends to our common shareholders and repurchased 296,296 shares at an average investment of $13.16 per share, or $3.9 million.

Since the IPO in February 1999, when 6 million GBL shares were sold at $17.50 per share and total shares outstanding were 30 million for a market capitalization of $525 million, we have returned to shareholders $2.0 billion in total, of which $1.0 billion was in the form of the spin-offs of AC and Teton, $505.0 million was through our stock buyback program, and $522.4 million was from dividends, as well as $62 million to charities on their behalf.

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

•
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

For the value process we employ which underscores value appeal, in general, our Institutional and PWM AUM are managed to meet the specific needs and objectives of each client by utilizing investment strategies that are within our areas of expertise: “all cap value”, “small cap value”, “small and mid (SMID) cap value”, “ESG”, “large cap growth”, “global growth”, “international growth,” and “convertibles”.

•
Raising awareness of complementary investment strategies. With the spread of Coronavirus pandemic in early 2020, investors sought havens in U.S. Government Bonds, Gold as well as opportunities in Growth, Global Growth, and Convertibles. The year over year increase in firm-wide AUM in these strategies accelerated, with AUM totaling $2.8 billion at the end of 2020, up 36% from $2.1 billion at the end of 2019.

•
Establishing Relationship Offices Internationally. We have ten offices, comprised of six domestic offices located in Greenwich, CT; Rye, NY; Morristown, NJ; Palm Beach, FL; Reno, NV; and St. Louis, MO, and four international offices located in London, Hong Kong, Shanghai, and Tokyo. We will continue to evaluate adding additional offices in order to serve our clients and meet global research requirements.

•
Incentive Fees. As of December 31, 2020, approximately $1.1 billion of our AUM are managed on a performance fee basis including $474 million of SICAV assets, $301 million of preferred issues of closed-end funds, $186 million in The GDL Fund, and $99 million in the Gabelli Merger Plus+ Trust Plc.

•
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

•
Investment Innovation with launch of actively managed non-transparent ETFs. We received approval for the Gabelli ETF Trust and plan on launching up to nine licensed Precidian ActiveShares actively managed non-transparent ETFs. This innovative product combines the characteristics of an actively managed mutual fund with the intra-day pricing and tax benefits of an ETF, including the benefits from Rule 852(b)(6).  On February 1, 2021, the Gabelli Love Our Planet & People ETF began trading on the New York Stock Exchange under the symbol LOPP. This Fund underscores our belief that an investment focus on the environment is essential to the future of the Planet. On February 16, 2021, the Gabelli Growth Innovators ETF began trading on the New York Stock Exchange under the symbol GGRW. This provides an investment opportunity in businesses both enabling and benefitting from digital acceleration.

•
Increasing Presence in and Marketing for Private Wealth Management Market. Our private wealth management business focuses, in general, on serving clients who have established an account relationship of $2.5 million or more with us. According to industry estimates, the number of households with over $2.5 million in investable assets will continue to grow, subject to ups and downs in the equity and fixed income markets. With our 43-year history of serving this segment, including our long-term performance record, customized portfolios tax-sensitive investment strategy, brand name recognition, and broad array of product offerings, we believe that we are well-positioned to capitalize on growth opportunities in this market. Our objective is to develop long term client relationships.

•
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

•
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

•
Hosting of Institutional Investor Symposiums.  We have a tradition of sponsoring institutional investor symposiums that bring together prominent portfolio managers, members of academia, and other leading business professionals to present, discuss, and debate current issues and topics in the investment industry. These symposiums have included:

-2020	"COVID-19: Vaccines, Therapeutics, and Impact on the Healthcare System"
-2019	“Healthcare at a Crossroads: What’s the Path Forward?”
-2019	“Rule 852(b)(6), the Dynamics and Implications for the Fund Industry” -
-2017 -2015	“Digital Evolution in Financial Services” “Capital Allocation – The Tug of War”
-2013	“Value Investing 20 Years Later: A Celebration of the Roger Murray Lecture Series”
-2006	“Closed-End Funds: Premiums vs. Discounts, Dividends and Distributions”
-2003	“Dividends, Taxable versus Non-Taxable Issues”
-2001 -1998	“Virtues of Value Investing” “The Role of Hedge Funds as a Way of Generating Absolute Returns”
-1997	“Active vs. Passive Stock Selection”

•
Hosting of Conferences. Gabelli Funds sponsors a series of industry conferences, which are well known within their respective industries for the intellectual content and for providing insight into investment decisions made on behalf of our clients.

Conference	Years held
Automotive Aftermarket Symposium	44
Pump, Valve & Water Systems Symposium	30
Aerospace & Defense Conference	25
Omaha Research Trip	14
Entertainment & Broadcasting Conference	12
Waste & Environmental Services Conference	6
Healthcare Symposium	2

•
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

•
Solutions For Our Wealth Management Clients With Fixed Income. We look to increase our competitive ability to attract new clients interested in wealth management and fixed income vehicles. The Gabelli U.S. Treasury Money Market Fund, has an investment objective of high current income consistent with the preservation of principal and liquidity.

We believe that our growth since inception is traceable to the following factors:

●
Strong Industry Fundamentals: According to data compiled by the U.S. Federal Reserve, the investment management industry has grown faster than more traditional segments of the financial services industry, including the banking and insurance industries. Since GBL began managing assets for Institutional and PWM clients in 1977, world equity markets have grown at a 10.2% compound annual growth rate through December 31, 2020 to approximately $103.2 trillion(a). The U.S. equity market comprises about $42.6 trillion(a) or roughly 41% of world equity markets. We believe that demographic trends and the growing role of money managers in the placement of capital compared to the traditional role played by banks and life insurance companies will result in continued growth of the investment management industry.

 (a) Source: Birinyi Associates, LLC

●
Long-Term Performance: We have a superior long-term record of achieving relatively high returns for our Institutional and PWM clients. We believe that our performance record represents a competitive advantage and a recognized component of our franchise.

●
Stock Market Gains: Since we began managing for Institutional and PWM clients in 1977, our traditional value-oriented Institutional and PWM composite has earned a compound annual return of 15.4% gross and 14.6% net of fees versus a compound annual return of 11.9% for the S&P 500 through December 31, 2020.

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

Funds: At December 31, 2020, we had $19.7 billion of AUM in Fund AUM, representing 60.5% of our total AUM. Our equity Funds were $17.3 billion in AUM on December 31, 2020, 6.5% below the $18.5 billion on December 31, 2019. We also are the investment advisor to a SICAV with AUM of $474 million at December 31, 2020, compared to the $594 million in AUM at December 31, 2019.

Open-end Funds

As of December 31, 2020, we had $9.5 billion of AUM in 23 open-end equity Funds and $2.4 billion in our Gabelli U.S. Treasury Money Market Fund. We market our open-end Funds primarily through third party distribution programs, including no-transaction fee (“NTF”) programs, and have developed additional share classes for many of our funds for distribution through these third party distribution channels. As of December 31, 2020, third party distribution programs accounted for approximately 69% of our AUM in open-end equity funds and approximately 31% of our AUM in open-end equity funds were sourced through direct sales relationships.

Closed-end Funds

We act as investment advisor to 16 closed-end funds, 14 of which trade on the NYSE or its affiliated exchange. These funds cannot be redeemed by the fund’s shareholders, except in limited cases. The trading price of the shares is determined by supply and demand in the marketplace and, as a result, the shares may trade at a premium or discount to the net asset value of the fund. The closed-end funds are: Gabelli Equity Trust (GAB), GDL Fund (GDL), Gabelli Multimedia Trust (GGT), Gabelli Healthcare & Wellness Rx Trust (GRX), Gabelli Convertible and Income Securities Fund (GCV), Gabelli Utility Trust (GUT), Gabelli Dividend & Income Trust (GDV), Gabelli Global Utility & Income Trust (GLU), GAMCO Global Gold, Natural Resources & Income Trust (GGN), GAMCO Natural Resources, Gold & Income Trust (GNT), The Gabelli Global Small and Mid Cap Value Trust (GGZ), the Bancroft Fund Ltd. (BCV), the Ellsworth Growth and Income Fund Ltd. (ECF), and the Gabelli Go Anywhere Trust (GGO). We launched the Gabelli Value Plus+ Trust Plc (GVP) in 2015 and the Gabelli Merger Plus+ Trust Plc (GMP) in 2017, both of which trade on the London Stock Exchange. As of December 31, 2020, the 16 closed-end funds had total assets of $7.8 billion, representing 39.5% of the total assets in our Funds business.

SICAV

We provide investment advisory services to the GAMCO International SICAV, which has two sub-fund strategies, the GAMCO Merger Arbitrage Fund and the GAMCO All Cap Value Fund. Total AUM in the SICAV was $474 million at December 31, 2020.

Institutional and Private Wealth Management:   At December 31, 2020, we had $12.4 billion of AUM in approximately 1,500 Institutional and PWM accounts, representing 38% of our total AUM. As of December 31, 2020, the PWM clients, generally defined as individuals having minimum investable assets of $1.0 million, comprised approximately 82% of the total number of Institutional and PWM accounts and approximately $4.1 billion, or 33%, of the Institutional and PWM AUM. We believe that PWM clients are attracted to us by our returns and the tax efficient nature of the underlying investment process for the taxable portion of their assets. As of December 31, 2020, institutional client accounts comprised approximately 8% of the total number of Institutional and PWM accounts and approximately $2.8 billion, or 23%, of the Institutional and PWM AUM. As of December 31, 2020, foundation and endowment fund assets comprised approximately 9% of the total number of Institutional and PWM accounts and approximately $1.0 billion, or 8%, of the Institutional and PWM AUM. As of December 31, 2020, the sub-advisory clients, where we act as sub-advisor to third party investment funds, comprised approximately 1% of the total number of Institutional and PWM accounts and approximately $4.5 billion, or 36%, of total Institutional and PWM AUM.

The ten largest Institutional and PWM relationships comprised approximately 47% of GAMCO Asset AUM and 18% of our total AUM as of December 31, 2020, and approximately 36% of GAMCO Asset revenues and 9% of our total revenues for the year ended December 31, 2020.

Investment advisory agreements for our Institutional and PWM clients are typically subject to termination by the client without penalty on 30 days’ notice or less.

Assets Under Management

The following table sets forth total AUM by investment type as of the dates shown:

Assets Under Management
By Investment Type
(dollars in millions)
				%
	At December 31,			Change
	2020	2019	2018	_2020/2019
Equity:
Open-end Funds	$9,541	$10,481	$10,589	(9.0)
Closed-end Funds	7,773	8,005	6,959	(2.9)
Institutional & Private Wealth
Management	12,371	14,565	14,078	(15.1)
SICAV	474	594	507	(20.2)
Total Equity	30,159	33,645	32,133	(10.4)
Fixed Income:
Money Market Mutual Fund (a)	2,370	2,810	2,195	(15.7)
Institutional & Private Wealth
Management	32	20	26	60.0
Total Fixed Income	2,402	2,830	2,221	(15.1)
Total AUM	$32,561	$36,475	$34,354	(10.7)

Breakdown of Total AUM:
Funds	19,684	21,296	19,743	(7.6)
Institutional & Private Wealth
Management	12,403	14,585	14,104	(15.0)
SICAV	474	594	507	(20.2)
Total AUM	$32,561	$36,475	$34,354	(10.7)

(a) The Fund is 100% invested in short-term U.S. Treasury obligations.

The following table sets forth the amounts of distributions to clients in our Funds by year:

	2020	2019	2018
Open-end Funds	$66	$93	$72
Closed-end Funds	518	523	522
Total distributions	$584	$616	$594

Summary of Investment Products

We manage assets in the following wide spectrum of investment products and strategies:

U.S. Equities: (87.7% of AUM)	Global and International Equities: (2.8% of AUM)
All Cap Value	International Growth
Large Cap Value	International Small Cap Growth
Large Cap Growth	Global Growth
Mid Cap Value	Global Value
Small Cap Value	Global Content & Connectivity
Small Cap Growth	Global Utilities
Micro Cap	Gold
Natural Resources	Small and Mid Cap
Income
Utilities	U.S. Fixed Income: (7.3% of AUM)
Non-Market Correlated	Corporate
Option Income	Government
Multimedia	Asset-backed
ESG	Intermediate
Healthcare	Short-term

Convertible Securities: (2.2% of AUM)
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

Our marketing efforts for the open-end Funds are currently focused on increasing the distribution and sales of our existing funds as well as creating new products for sale through our distribution channels. We believe that our marketing efforts for the Funds will continue to generate additional revenues from investment advisory fees. We had traditionally distributed most of our open-end Funds by using a variety of direct response marketing techniques, including telemarketing and advertising, and, as a result, we maintain direct relationships with many of our no-load open-end Fund shareholders. Beginning in late 1995, we expanded our product distribution by offering several of our open-end Funds through third party distribution programs, including NTF programs. In 1998 and 1999, we further expanded these efforts to include substantially all of our open-end Funds in third party distribution programs. Approximately 31% of the AUM in the open-end equity funds are still attributable to our direct response marketing efforts. Third party distribution programs have become an increasingly important source of asset growth for us. Of the $9.5 billion of AUM in the open-end equity Funds as of December 31, 2020, approximately 69% were generated through third party distribution programs. We are responsible for paying the distribution fees charged by many of the third party distribution programs, although a portion of such distribution fees under certain circumstances are payable by the Funds. The multi-class shares are available in all of the Funds, with the exception of the Gabelli Capital Asset Fund, the Gabelli Media Mogul Fund, and the Gabelli Pet Parents’ Fund. We believe that the use of multi-class shares expands the distribution of our open-end Funds into the advised sector of the mutual fund investment community. We introduced Class I shares, which are no-load shares with higher minimum initial investment and without distribution fees, available directly through G.distributors or through brokers that have entered into selling agreements with respect to Class I shares. The no-load shares are designated as Class AAA shares and are available for new and current investors. In general, distribution through third party programs has greater variable cost components and lower fixed cost components than distribution through our traditional direct sales methods.

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

Each of our Fund IMAs may continue in effect from year to year only if specifically approved at least annually by (i) the fund’s board of directors or trustees or (ii) the fund’s shareholders and, in either case, the vote of a majority of the fund’s independent or non-interested directors or trustees who are not parties to the agreement or “interested persons” of any such party, within the meaning of the Investment Company Act of 1940, as amended (“Company Act”). Each domestic fund may terminate its Fund IMA at any time upon 60 days’ written notice by (i) a vote of the majority of the board of directors or trustees cast in person at a meeting called for the purpose of voting on such termination or (ii) a vote at a meeting of shareholders of the lesser of either 67% of the voting shares represented in person or by proxy (if at least 50% of the shares are present at the meeting) or 50% of the outstanding voting shares of such fund. Each Fund IMA automatically terminates in the event of its assignment, as defined in the Company Act. We may terminate a Fund IMA without penalty on 60 days’ written notice.

Open-End Fund Distribution

G.distributors, a wholly-owned subsidiary of GBL, is a broker-dealer registered under the Exchange Act, and is regulated by the Financial Industry Regulatory Authority (“FINRA”). G.distributors’ revenues are derived primarily from the distribution of our open-end Funds. G.distributors distributes our open-end Funds pursuant to distribution agreements with each Fund. It also distributes funds managed by Teton and its affiliates. Under each distribution agreement with an open-end Fund, G.distributors offers and sells such open-end Fund’s shares on a continuous basis and pays the majority of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising, maintaining sales and customer service teammates and sales and services fulfillment systems, and payments to the sponsors of third party distribution programs, financial intermediaries, and G.distributors’ sales teammates. G.distributors receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 (“12b-1”) of the Company Act. Distribution fees from the open-end Funds are computed daily based on average net assets. For the years ended December 31, 2020 and 2019, distribution fees from the open-end Funds amounted to $23.1 million and $29.2 million, respectively, while payments to third-parties for selling the open-end Funds totaled $21.0 million and $27.2 million, respectively. G.distributors is the principal underwriter for the Funds distributed in multiple classes of shares, which carry either a front-end, back-end or no sales charge. For the years ended December 31, 2020 and 2019, underwriting fees and sales charges retained amounted to $1.0 million and $1.3 million, respectively.

Under the distribution plans, the Class AAA shares of the open-end Funds (except The Gabelli U.S. Treasury Money Market Fund, Gabelli Capital Asset Fund and The Gabelli ABC Fund) and the Class A and ADV shares of certain funds pay G.distributors a distribution fee of 0.25% per year on the average daily net assets of the fund. Class C shares have a 12b-1 distribution plan with a distribution fee totaling 1.00%.

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

Competition

We compete with other investment management firms and mutual fund companies, insurance companies, banks, brokerage firms, and other financial institutions that offer products that have similar features and investment objectives. Many of these investment management firms are subsidiaries of large diversified financial companies. Many others are much larger in terms of AUM and revenues and, accordingly, have much larger sales organizations and marketing budgets. Historically, we have competed primarily on the basis of the long-term investment performance of many of our investment products in addition to brand recognition of the Firm and market awareness of its founder, Mr. Gabelli. We have taken steps to increase our distribution channels, brand consistency and marketing communications, and thought-leadership efforts. Other trends affecting the investment management business include the widespread popularity of index mutual funds and ETFs, which have tax and cost advantages over traditional investment companies.

The market for providing investment management services to Institutional and PWM clients is also highly competitive. Approximately 27% of our investment advisory fee revenue for the year ended December 31, 2020 was derived from our Institutional and PWM business. Selection of investment advisors by U.S. institutional investors is often subject to a screening process and favorable recommendations by investment industry consultants. Many of these investors require their investment advisors to have a successful and sustained performance record, often five years or longer with focus also on one-year and three-year performance records. We have significantly increased our AUM on behalf of U.S. institutional investors since our entry into the institutional asset management business in 1977.

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

The subsidiaries of GBL that are registered with the SEC under the Advisers Act (Gabelli Funds and GAMCO Asset) are regulated by and subject to examination by the SEC. The Advisers Act imposes numerous obligations on registered investment advisors, including fiduciary duties, disclosure obligations, and record keeping, operational, and marketing requirements. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from censure to termination of an investment advisor’s registration. The failure of an advisory subsidiary to comply with the requirements of the SEC could have a material adverse effect on us.

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

In its capacity as a broker-dealer, G.distributors is required to maintain certain minimum net capital amounts. These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made, and cash dividends may not be paid if certain minimum net capital requirements are not met. G.distributors’ net capital, as defined, met or exceeded all minimum requirements as of December 31, 2020. As a registered broker-dealer, G.distributors is also subject to periodic examination by FINRA, the SEC, and the states.

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

Investments by GBL and on behalf of our Funds and Institutional and PWM clients often represent a significant equity ownership position in an issuer’s class of stock. As of December 31, 2020, we had five percent or more beneficial ownership with respect to 80 equity securities. This activity raises frequent regulatory, legal, and disclosure issues regarding our aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers’ shareholder rights plans or “poison pills,” and various federal and state regulatory limitations, including state gaming laws and regulations, federal communications laws and regulations, and federal and state public utility laws and regulations, as well as federal proxy rules governing shareholder communications and federal laws and regulations regarding the reporting of beneficial ownership positions. Foreign country regulations may have different levels of ownership limitations. Our failure to comply with these requirements could have a material adverse effect on us.

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

See Legal Proceedings in Part I, Item 3 of this Form 10-K for additional information.

Human Capital

GAMCO is a dynamic firm that seeks and employs bright and energetic teammates with entrepreneurial attitudes, experience in the financial services industry, and who are guided by the same ESG principals that guide the firm.

We provide a variety of benefits to promote retention and growth of our teammates. We strive to offer competitive compensation packages to our teammates, comprised of base pay, variable compensation, annual bonuses, as well as equity grants to promote a sense of ownership and aligned interests to our public shareholders. We offer a comprehensive benefits package that gives a robust collection of rewards and benefits, including healthcare and other insurance benefits and retirement savings plans. Additionally, we provide annual training and teammate reviews in order to promote growth and self-reflection.

As of February 28, 2021, we had a full-time staff of 178 teammates, of whom 66 served in the portfolio management, portfolio management support, and trading areas (including 26 portfolio managers for the Funds and Institutional and PWM), 56 served in the marketing and shareholder servicing areas, and 56 served in the administrative area.

Status as a Smaller Reporting Company

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K. As a result, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies.” Under this rule, we will, in general, remain a smaller reporting company unless the market value of GBL common stock that is held by non-affiliates exceeds $250 million as of the last business day of our most recently completed second fiscal quarter. The market value of GBL common stock held by non-affiliates at December 31, 2020 was approximately $100 million.

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

Substantially all of our revenues are directly related to the amount of our AUM. Under our investment advisory contracts with our clients, the investment advisory fees we receive are typically based on the market value of AUM. In addition, we receive asset-based distribution fees with respect to the open-end Funds managed by Gabelli Funds or Teton and its affiliates over time pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Company Act. Rule 12b-1 fees typically are based on the average AUM and represented approximately 8.9% and 9.4% of our total revenues for the years ended December 31, 2020 and 2019, respectively. Accordingly, a decline in the prices of securities generally may cause our revenues and net income to decline by either causing the value of our AUM to decrease, which would result in lower investment advisory and Rule 12b-1 fees, or causing our clients to withdraw funds in favor of investments they perceive to offer greater opportunity or lower risk, which would also result in lower fees. The securities markets are highly volatile, and securities prices may decrease for many reasons beyond our control, including, but not limited to, economic and political events, war (whether or not directly involving the U.S.), acts of terrorism, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by derivative counterparties, bond default risks, sovereign debt crisis, and other factors that are difficult or impossible to predict. If a decline in securities prices caused our revenues to decline, it could have a material adverse effect on our earnings. Lastly, as we are a traditional asset manager, we do not receive additional revenue streams from alternative asset strategies such as hedge funds, private equity, or venture capital.

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

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and the portfolios that we manage. For example, in December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread quickly to other countries, including the U.S., which has resulted in restrictions on travel and congregation and the temporary closure of many non-essential businesses in affected jurisdictions, including, beginning in March 2020, in the U.S. In addition to these developments having adverse consequences for us and the portfolios that we manage, the operations of GAMCO could be adversely impacted, including through quarantine measures and travel restrictions imposed on its personnel or service providers based in affected countries, or any related health issues of such personnel or service providers. As the potential impact of COVID-19 is difficult to predict, the extent to which COVID-19 could negatively affect our and our portfolio companies’ operating results or the duration of any potential business disruption is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results.

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

A substantial majority of our revenues are derived from investment management agreements and distribution arrangements. Investment management agreements and distribution arrangements with the domestic Funds are terminable without penalty on 60 days’ notice (subject to certain additional procedural requirements in the case of termination by a Fund) and must be specifically approved at least annually, as required by law. Such annual renewal requires, among other things, approval by the disinterested members of each Fund’s board of directors or trustees. Investment advisory agreements with our Institutional and PWM clients are typically terminable by the client without penalty on 30 days’ notice or less. Any failure to renew or termination of a significant number of these agreements or arrangements would have a material adverse effect on us.

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

On February 6, 2008, Mr. Gabelli entered into an amended and restated employment agreement (as amended, the “2008 Employment Agreement”) with the Company, which was initially approved by the Company’s shareholders on November 30, 2007 and approved again on May 6, 2011, May 5, 2015, and June 5, 2020, and which limits his activities outside of the Company. Under the 2008 Employment Agreement, the manner of computing Mr. Gabelli’s remuneration from GAMCO is unchanged.

Mr. Gabelli has agreed that while he is employed by us he will not provide investment management services outside of GAMCO, AC, and GGCP, except for certain permitted accounts. These permitted accounts, excluding personal accounts, held assets at December 31, 2020 and 2019 of approximately $263.9 million and $264.1 million, respectively. Mr. Gabelli continues to be a member of the team that manages the TETON Westwood Mighty MitesSM Fund, whose advisor, Teton, was spun-off from GBL in March 2009. Effective February 27, 2017, Gabelli Funds became the sub-advisor to the TETON Westwood Mighty MitesSM Fund. The assets in the TETON Westwood Mighty MitesSM Fund at December 31, 2020 and 2019 were $0.6 billion and $1.0 billion, respectively. The 2008 Employment Agreement may not be amended without approval by the committee of our Board of Directors responsible for administering compensation and Mr. Gabelli.

In addition to Mr. Gabelli, our future success depends to a substantial degree on our ability to retain and attract other qualified teammates to conduct our investment management business, including Messrs. Marangi and Dreyer, the other Co-Chief Investment Officers of the Value team, Howard Ward, the Chief Investment Officer of Growth, Caesar Bryan, who manages Gold portfolios, and the Dinsmore team that manages the Convertible strategies. The market for qualified portfolio managers is extremely competitive. We anticipate that it will be necessary for us to add portfolio managers and investment analysts as we further diversify our investment products and strategies. There can be no assurance, however, that we will be successful in our efforts to recruit and retain teammates. In addition, our investment professionals and senior marketing teammates have direct contact with our Institutional and PWM clients, which can lead to strong client relationships. The loss of these teammates could jeopardize our relationships with certain Institutional and PWM clients, and result in the loss of such accounts. The loss of key management professionals or the inability to recruit and retain sufficient portfolio managers and marketing teammates could have a material adverse effect on our business.

There may be adverse effects on our business from a decline in the performance of the securities markets.

Our results of operations are affected by many economic factors, including the performance of the securities markets. The securities markets in general have experienced significant volatility, and such volatility may continue or increase in the future. At December 31, 2020, approximately 93% of our AUM was invested in portfolios consisting primarily of equity securities. Any decline in the securities markets, in general, and the equity markets, in particular, could reduce our AUM and consequently reduce our revenues. In addition, any such decline in the equity markets, failure of these markets to sustain their prior levels of growth, or continued short-term volatility in these markets could result in investors withdrawing from the equity markets or decreasing their rate of investment, either of which would be likely to adversely affect us. Also, from time to time, a relatively high proportion of the assets we manage may be concentrated in particular economic or industry sectors. A general decline in the performance of securities in those industry sectors could have an adverse effect on our AUM and revenues.

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

Currently, we maintain certain proprietary investment positions in securities. Market fluctuations and other factors may result in substantial losses in our proprietary accounts, which could have an adverse effect on our balance sheet, reduce our ability or willingness to make new investments, or impair our credit ratings.

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

We had approximately 1,500 Institutional and PWM accounts as of December 31, 2020, of which the ten largest accounts generated approximately 9% of our total revenues during the year ended December 31, 2020. Account turnover for any reason would have an adverse effect on our revenues. Notwithstanding performance, we have, from time to time, experienced account turnover of large Institutional and PWM accounts as a result of corporate mergers and restructurings, and we could continue to lose accounts under these and other circumstances, including the performance of our small cap and value mandates.

A decline in the market for closed-end funds could reduce our ability to raise future assets to manage.

Market conditions may preclude us from increasing the assets we manage in our closed-end Funds. A significant portion of our growth in the assets we manage resulted from public offerings of the common and preferred shares of the closed-end Funds. We raised approximately $6.2 billion in gross assets through closed-end Fund offerings since January 2004. The market conditions for these offerings may not be as favorable in the future, which could adversely impact our ability to grow our AUM and our revenue.

We rely on third party distribution programs.

A significant share of sales of our open-end Funds come through third party distribution programs, which are programs sponsored by third party intermediaries that offer their mutual fund customers a variety of competing products and administrative services. A substantial component of sales growth is from third party distribution programs with no transaction fees payable by the customer, which we refer to as NTF programs. Approximately $2.5 billion of our AUM in the open-end equity Funds as of December 31, 2020 are held through NTF programs. The cost of participating in third party distribution programs is higher than our direct distribution costs, and it is anticipated that the cost of third party distribution programs will increase in the future. Any increase would be likely to have an adverse effect on our profit margins and results of operations. In addition, there can be no assurance that the third party distribution programs will continue to distribute the Funds on their platforms. Consolidation may result in the reduction of distributors or increased competition to access third party channels, as well as increased distribution costs. At December 31, 2020, approximately 91% of the NTF program net assets in the Gabelli/GAMCO families of Funds are attributable to two NTF programs. The decision by these third party distribution programs to discontinue distribution of our Funds, or a decision by us to withdraw one or more of the Funds from the programs, could have an adverse effect on our growth of AUM.

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

We may support the development of new investment strategies and products by waiving a portion of the management fees we are entitled to receive or by subsidizing expenses. Additionally, the costs with establishing new strategies and products, including actively managed non-transparent ETFs, can exceed the revenues generated, which could have an adverse effect on our profit margins and results of operations. Also, we may provide seed capital to new strategies and products, which could have an adverse effect on our consolidated financial statements or reduce our ability or willingness to make new investments.

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

We may sell additional shares of Class A Stock in subsequent public offerings. We also may issue additional shares of Class A Stock or convertible debt securities. On March 5, 2018, AC completed a tender offer in which tendering AC shareholders received an aggregate of approximately 660,000 shares of our registered Class A Stock constituting approximately 7% of the Class A Stock outstanding. On October 29, 2018, AC completed another tender offer in which tendering AC shareholders received an aggregate of approximately 710,000 shares of our registered Class A Stock constituting approximately 7% of the Class A Stock outstanding. During 2020, AC sold 178,525 shares of our Class A Stock constituting approximately 2% of the Class A Stock outstanding. The market price of our Class A Stock could decline as a result of sales of Class A Stock by such shareholders. Any such sales, as well as sales by our other current shareholders, could be perceived negatively.

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

General Risk Factors

The risk factors described above are those that we think may be material with regard to an investment in us that are not applicable generally to all business enterprises. However, we are subject to the many risks that affect all or most business enterprises in the United States or internationally, and our business or financial condition could be materially affected by those risks.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

Our principal offices are located at One Corporate Center, Rye, NY, consisting of a single 60,000 square foot building under a lease agreement which expires on December 31, 2028 from an entity controlled by members of Mr. Gabelli's immediate family, and at 191 Mason Street, Greenwich, CT, under a lease agreement with AC. In addition, we lease office space in Morristown, NJ; Palm Beach, FL; Reno, NV; and St. Louis, MO and, internationally, in London under a lease agreement with AC, Hong Kong, Shanghai, and Tokyo.

ITEM 3: LEGAL PROCEEDINGS

From time to time, the Company may be named in legal actions and proceedings in the normal course of business. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions, or other relief. For any such matters, the consolidated financial statements in Part II, Item 8 of this Form 10-K include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and, if material, makes the necessary disclosures. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial condition, operations, or cash flows at December 31, 2020. See also Note 10, Commitments and Contingencies, to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of Class A Stock are traded on the New York Stock Exchange under the symbol GBL.

As of February 28, 2021, there were 277 Class A stockholders of record and 20 Class B stockholders of record. These figures do not include approximately 2,200 stockholders with shares held under beneficial ownership in nominee name.

As of December 31, 2020, since the IPO, we have returned to shareholders $2.0 billion in total, of which $1.0 billion was in the form of the spin-offs of AC and Teton, $505.0 million was through our stock buyback program, and $522.4 million was from dividends, as well as $62 million to charities on their behalf.

The following table provides information regarding purchases of Class A Stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2020:

			Total Number of	Maximum
	Total		Shares Purchased as	Number of Class A
	Number of	Average	Part of Publicly	Shares That May Yet Be
	Class A Shares	Price Paid Per	Announced Plans	Purchased Under
Period	Purchased (1)	Share	or Programs (1)	the Plans or Programs
10/01/20 - 10/31/20	23,582	$12.60	23,582	2,893,193
11/01/20 - 11/30/20	16,743	13.17	16,743	2,876,450
12/01/20 - 12/31/20	1,791	16.15	1,791	2,874,659
Totals	42,116	$12.98	42,116
(1)	On trade date basis.

The following table shows information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2020.

	Number of Securities to be
	Issued upon Exercise of	Weighted-Average Exercise
	Outstanding Options,	Price of Outstanding Options,
Plan Category	Warrants and Rights	Warrants and Rights
Equity compensation plans approved by security holders:
Stock options	10,000	$25.55
Restricted stock awards	1,079,650	$19.45
Equity compensation plans not approved by security holders:	–	n/a
Total	1,089,650	$19.51

The number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column above) is 3,329,825.

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

OVERVIEW

GAMCO (New York Stock Exchange (“NYSE”): GBL), a company incorporated under the laws of Delaware,  is a widely-recognized provider of investment advisory services to 24 open-end funds, 16 closed-end funds, actively managed non-transparent ETFs, one société d’investissement à capital variable (“SICAV”), and approximately 1,500 institutional and private wealth management (“Institutional and PWM”) investors principally in the United States (“U.S.”). We generally manage assets on a fully discretionary basis and invest in a variety of U.S. and international securities through various investment styles including value, growth, non-market correlated, and convertible securities. Our revenues are based primarily on the Company’s level of assets under management (“AUM”) and fees associated with our various investment products.

GAMCO offers a wide range of solutions for clients across Value and Growth Equity, ESG, Convertibles, sector-focused strategies including Gold and Utilities, Merger Arbitrage, and Fixed Income. In 1977, GAMCO launched its flagship All Cap Value strategy, Gabelli Value, and in 1986 launched its mutual fund business.

As of December 31, 2020, we had $32.6 billion of AUM. We conduct our investment advisory business principally through two subsidiaries, which are registered investment advisors: Gabelli Funds, LLC (open-end and closed-end funds) (“Gabelli Funds”) and GAMCO Asset Management Inc. (Institutional and PWM) (“GAMCO Asset”). G.distributors, LLC (“G.distributors”), our broker-dealer subsidiary, acts as an underwriter and distributor of our open-end funds and actively managed non-transparent ETFs.

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread quickly to numerous countries, including the U.S. On March 11, 2020, COVID-19 was identified as a global pandemic by the World Health Organization. In response to its spread, governmental authorities have imposed restrictions on travel and congregation and the temporary closure of many non-essential businesses in affected jurisdictions, including, beginning in March 2020, in the U.S. As world leaders focused on the unprecedented human and economic challenges of COVID-19, global equity markets plunged as the coronavirus pandemic spread. In March, the unfolding events led to the worst month for stocks since 2008 and the worst first quarter since 1937. In the remainder of the year, as a result of unprecedented fiscal and monetary stimulus and the fast tracking of potential COVID-19 vaccines, some of which have been approved and have begun to be distributed, the markets have rebounded strongly. The pandemic and resulting economic dislocations have had adverse consequences on our AUM, resulting in decreased revenues, partially offset by decreased variable operating and compensation expenses. As a result of this pandemic, the majority of our employees (“teammates”) are working remotely. However, there has been no material impact of remote work arrangements on our operations, including our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures, and there has been no material challenge in implementing our business continuity plan.

Organizational Chart

This is the current organizational chart of the Company:

2020 Business and Investment Highlights

•
The COVID-19 pandemic has had no material impact on our operations, including our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. There has been no material challenge in implementing our business continuity plan. From July 1st to December 31st, GAMCO paid the premiums for all teammates enrolled in our healthcare plans.

•
Our 30th Annual Pump, Valve & Water Systems Symposium took place on February 27th in New York City. The meeting featured presentations by senior management of several leading industrial companies with an emphasis on industrial and municipal water use and the role of technology.

•	On April 2nd, we hosted our 6th Annual Waste & Environmental Services Symposium via webcast. The timely conference featured presentations by leading companies.

•
Gabelli Funds filed the registration statement for the Gabelli ActiveShares ETFs in May. These actively managed ETFs will have the same tax and operating cost advantages of mindless ETFs and will be priced intraday.

•	On May 15th, we hosted our 35th GAMCO Investor Client Symposium with over 500 clients and prospects attending on a virtual basis.

•	In June, we made a tactical decision to invest directly in short-term U.S. Treasury Bills to enhance the marginal return on our cash balances.

•	On June 4th, the 12th Annual Entertainment & Broadcasting Symposium hosted virtual presentations from more than a dozen companies in media and entertainment.

•	On August 10th, we announced that our Board of Directors approved a $0.25 per share shareholder designated charitable contribution.

•	On August 24th, we hosted our 26th Annual Aerospace & Defense Symposium via webcast. The timely conference featured presentations by leading companies.

•	On November 2nd and 3rd, Gabelli Funds hosted the 44th Annual Auto Symposium with virtual presentations from leading automotive companies with a particular focus on the EV ecosystem.

•
On November 13th, Gabelli Funds and the Columbia Business School hosted the 2nd Annual Healthcare Symposium which included panels that discussed vaccines and therapeutics to treat COVID-19, health policy and reimbursement trends, and healthcare delivery in a virtual world.

•
On January 4, 2021, GAMCO International SICAV launched GAMCO Convertible Securities. The fund, managed by our Dinsmore team, leverages the firm’s history of investing in dedicated convertible security portfolios since 1979. Multiple share classes were available at launch and are tailored for global institutional investors as well as select non-U.S. retail investors.

•
On January 7, 2021, we received regulatory approval for our actively managed non-transparent ETFs. We launched the first fund, Love Our Planet & People (LOPP), on February 1, 2021, and the second one, Gabelli Growth Innovators (GGRW), on February 16, 2021.

Giving Back to Society – (Y)our “S” in ESG

The Board of Directors approved in August 2020 a $0.25 per share shareholder designated charitable contribution (“SDCC”), a 25% increase from the prior year’s $0.20 per share designation under the program. We estimate this will total approximately $5.4 million. Since the inception of GAMCO’s SDCC program in 2013, and counting this current amount, shareholders will have designated charitable gifts of close to $37 million to more than 280 501(c)(3) institutions.

When combined with our other charitable contributions, this boosts our total contributions to approximately $62 million since our initial public offering (“IPO”) in February 1999.

Shareholder Compensation and Initiatives

During 2020, we returned $30.7 million of our earnings to shareholders through dividends and stock repurchases. We returned to shareholders a total of $0.08 per share in regular quarterly cash dividends and $0.90 per share in a special dividend in 2020 totaling $26.8 million. During 2019, we returned $39.6 million of our earnings to shareholders through dividends and stock repurchases. We returned to shareholders a total of $0.08 per share in regular quarterly cash dividends in 2019 totaling $2.2 million.

Through our stock buyback program (the “Stock Repurchase Program”), including routine open market purchases under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended and opportunistic private transactions, we repurchased 296,296 shares and 1,834,434 shares in 2020 and 2019, respectively, for approximately $3.9 million and $37.4 million, respectively, or $13.16 per share and $20.36 per share, respectively. At December 31, 2020, the total shares available under the Stock Repurchase Program for Class A Stock to be repurchased in the future were 2,874,659. The Stock Repurchase Program is not subject to an expiration date.

Assets Under Management

AUM was $32.6 billion as of December 31, 2020, a decrease of $3.9 billion, or 10.7%, from the December 31, 2019 AUM of $36.5 billion. The activity for 2020 consisted of net cash outflows of $5.1 billion and recurring distributions, net of reinvestments, from open-end and closed-end funds (the “Funds”) of $584 million, and $1.8 billion of market appreciation. Average total AUM was $31.0 billion in 2020 versus $36.4 billion in 2019, a decrease of 14.8%.

We earn incentive fees for certain institutional client assets, assets attributable to certain preferred issues for our closed-end Funds, our GDL Fund (NYSE: GDL), the Gabelli Merger Plus+ Trust Plc (LSE: GMP), and the GAMCO Merger Arbitrage Fund. As of December 31, 2020, assets with incentive based fees were $1.1 billion, 35.3% below the $1.7 billion on December 31, 2019. The majority of these assets have calendar year-end measurement periods; therefore, our incentive fees are primarily recognized in the fourth quarter when the uncertainty is removed at the end of the annual measurement period.

Roll-forward of AUM (in millions)

	Three Months Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019
Equities:
Open-end Funds
Beginning of period assets	$8,855	$10,568	$10,481	$10,589
Market appreciation (depreciation)	1,146	559	702	2,073
Net flows	(421)	(588)	(1,576)	(2,088)
Fund distributions, net of reinvestment	(39)	(58)	(66)	(93)
End of period assets	$9,541	$10,481	$9,541	$10,481

Closed-end Funds
Beginning of period assets	$7,017	$7,476	$8,005	$6,959
Market appreciation (depreciation)	901	437	606	1,291
Net flows	(17)	227	(320)	278
Fund distributions, net of reinvestment	(128)	(135)	(518)	(523)
End of period assets	$7,773	$8,005	$7,773	$8,005

Institutional & PWM
Beginning of period assets	$10,539	$14,159	$14,565	$14,078
Market appreciation (depreciation)	2,221	872	409	2,822
Net flows	(389)	(466)	(2,603)	(2,335)
End of period assets (a)	$12,371	$14,565	$12,371	$14,565

SICAV
Beginning of period assets	$437	$550	$594	$507
Market appreciation (depreciation)	38	25	44	20
Net flows	(1)	19	(164)	67
End of period assets	$474	$594	$474	$594

(a) Includes $166 million and $215 million of 100% U.S. Treasury Fund AUM at December 31, 2020 and 2019, respectively.

	Three Months Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018

Total Equities
Beginning of period assets	$26,848	$32,753	$33,645	$32,133
Market appreciation (depreciation)	4,306	1,893	1,761	6,206
Net flows	(828)	(808)	(4,663)	(4,078)
Fund distributions, net of reinvestment	(167)	(193)	(584)	(616)
End of period assets	$30,159	$33,645	$30,159	$33,645

Fixed Income:
100% U.S. Treasury fund
Beginning of period assets	$2,822	$2,921	$2,810	$2,195
Market appreciation (depreciation)	–	13	14	54
Net flows	(452)	(124)	(454)	561
End of period assets	$2,370	$2,810	$2,370	$2,810

Institutional & PWM
Beginning of period assets	$22	$18	$20	$26
Market appreciation (depreciation)	–	–	–	(1)
Net flows	10	2	12	(5)
End of period assets	$32	$20	$32	$20

Total Fixed Income
Beginning of period assets	$2,844	$2,939	$2,830	$2,221
Market appreciation (depreciation)	–	13	14	53
Net flows	(442)	(122)	(442)	556
End of period assets	$2,402	$2,830	$2,402	$2,830

Total AUM
Beginning of period assets	$29,692	$35,692	$36,475	$34,354
Market appreciation (depreciation)	4,306	1,906	1,775	6,259
Net flows	(1,270)	(930)	(5,105)	(3,522)
Fund distributions, net of reinvestment	(167)	(193)	(584)	(616)
End of period assets	$32,561	$36,475	$32,561	$36,475

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

Compensation costs include variable and fixed compensation and related expenses paid to officers, portfolio managers, sales, trading, research, and all other professional teammates. Variable compensation paid to sales teammates and portfolio management generally represents 40% of revenues and is the largest component of total compensation costs. Distribution costs include marketing, product distribution, and promotion costs. The management fee is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits, which is paid to Mr. Mario J. Gabelli (“Mr. Gabelli”) or his designee for acting as CEO pursuant to his 2008 Employment Agreement so long as he is an executive of GBL and devotes the substantial majority of his working time to the business. Other operating expenses include general and administrative operating costs.

Non-operating income/(loss) includes gain/(loss) from investments, net (which includes both realized and unrealized gains and losses from securities), interest and dividend income, interest expense, and shareholder-designated charitable contribution. The gain/(loss) from investments, net is derived from our proprietary investment portfolio consisting of various public investments.

The following table (in thousands, except per share data) and discussion of our results of operations are based upon data derived from the consolidated statements of income contained in our consolidated financial statements and should be read in conjunction with those statements included in Part II, Item 8 of this Form 10-K.

	Year Ended December 31,
	2020	2019
Revenues
Investment advisory and incentive fees	$233,628	$279,090
Distribution fees and other income	26,098	33,278
Total revenues	259,726	312,368
Expenses
Compensation	102,347	123,528
Management fee	5,376	9,963
Distribution costs	28,474	34,226
Other operating expenses	23,920	26,667
Total expenses	160,117	194,384
Operating income	99,609	117,984
Non-operating income / (loss)
Loss from investments, net	(8,695)	(5,392)
Interest and dividend income	826	3,175
Interest expense	(2,620)	(2,609)
Shareholder-designated charitable contribution	(5,436)	(4,500)
Total non-operating loss	(15,925)	(9,326)
Income before income taxes	83,684	108,658
Provision for income taxes	24,991	26,741
Net income	$58,693	$81,917

Earnings per share:
Basic	$2.21	$2.99
Diluted	$2.20	$2.98

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Overview

Net income for 2020 was $58.7 million, or $2.20 per fully diluted share, versus $81.9 million, or $2.98 per fully diluted share, in 2019. The year to year comparison was impacted by lower revenues and lower non-operating income offset partially by lower variable compensation.

Revenues

Total revenues were $259.7 million in 2020, $52.7 million or 16.9% lower than the total revenues of $312.4 million in 2019. The change in total revenues by component was as follows (dollars in millions):

	Year Ended December 31,		Increase (decrease)
	2020	2019	_$	_%
Investment advisory	$224.7	$264.6	$(39.9)	(15.1)
Incentive fees	8.9	14.5	(5.6)	(38.6)
Distribution fees and other income	26.1	33.3	(7.2)	(21.6)
Total revenues	$259.7	$312.4	$(52.7)	(16.9)

Investment advisory fees excluding incentive fees, which comprised 86.5% of total revenues in 2020, are directly influenced by the level and mix of average AUM. Average total AUM decreased 14.8% to $31.0 billion in 2020 as compared to $36.4 billion in 2019. Average equity AUM decreased 17.1% to $28.1 billion in 2020 from $33.9 billion in 2019, primarily from net outflows. Incentive fees, which comprised 3.4% of total revenues in 2020, result from our ability to either generate an absolute return in a portfolio or meet or exceed a specific benchmark index or indices and can vary significantly from one period to another. Incentive fees were lower in 2020 as a fewer number of portfolios exceeded their respective benchmarks as compared to 2019.

Fund revenues decreased $25.3 million or 13.8%, to $158.3 million, driven by lower average AUM. Revenue from open-end Funds decreased $18.3 million, or 16.7%, to $91.2 million from the prior year as average AUM in 2020 decreased $2.8 billion, or 19.2%, to $11.8 billion from the $14.6 billion in 2019. Closed-end fund revenues decreased $7.0 million, or 9.4%, to $67.1 million from the prior year and were comprised of a decrease of $5.6 million in incentive fees on certain closed-end fund AUM and a decrease of $1.4 million in investment advisory fees attributable to lower average AUM. Revenue from Institutional and PWM accounts, which are generally billed on beginning quarter AUM, decreased $19.6 million, or 23.4%, principally due to lower billable AUM levels throughout the course of 2020. There were no incentive fees earned in 2020 or 2019. In 2019, average AUM in our equity Institutional and PWM business decreased $3.1 billion, or 22.3%, for the year to $10.7 billion. SICAV revenues were $11.0 million in 2020, including $6.0 million of incentive fees, down from $11.7 million in 2019.

Distribution fees and other income decreased $7.2 million, or 21.6%, to $26.1 million in 2020 from $33.3 million in 2019 primarily from lower average open-end equity Fund AUM which declined 16.8%. Distribution fees were $23.1 million in 2020 versus $29.2 million in 2019 while other income was $3.0 million in 2020 versus $4.1 million in 2019.

Expenses

Total compensation costs, which are largely variable in nature, decreased $21.2 million, or 17.2%, to $102.3 million in 2020 from $123.5 million in 2019. Variable compensation costs, which are tied to revenues and principally consist of portfolio manager and relationship manager fees, decreased $23.2 million to $59.9 million in 2020 from $83.1 million in 2019 and decreased as a percent of revenues to 23.1% in 2020 from 26.6% in 2019. The decrease of waived compensation by the CEO, in his capacity as a portfolio manager and a relationship manager, to $12.4 million in 2020, as compared to $23.0 million in 2019, partially offset the large decrease in variable compensation costs due to lower average AUM. During 2020, the CEO elected to irrevocably waive all of his compensation for a total of four months and ten days (July 1, 2020 to November 10, 2020) as compared to six months in 2019 (January 1, 2019 to March 31, 2019 and September 1, 2019 to November 30, 2019). Additionally, the accounting for the vesting of the deferred cash compensation agreements (“DCCAs”) decreased 2020 compensation by $1.5 million. 2019 compensation was increased by $14.8 million, consisting of $17.0 million from expensing the original DCCA values less a $2.2 million reduction for the DCCA indexing to the GBL stock price. Fixed compensation costs increased to $38.2 million in 2020 from $37.6 million in 2019. Stock based compensation was $4.2 million in 2020, an increase of $1.4 million, as compared to $2.8 million in 2019.

In 2020, management fee expense decreased to $5.4 million versus $10.0 million in 2019. Management fee expense is incentive-based and entirely variable in the amount of 10% of the aggregate pre-tax profits, which is paid to Mr. Gabelli (or his designee) in accordance with his 2008 Employment Agreement. During 2020 and 2019, the CEO compensation waiver reduced management fee expense by $2.3 million and $4.2 million, respectively, while the amortization of the DCCAs increased it by $4.5 million in 2019.

Distribution costs, which include marketing, promotion, and distribution costs decreased $5.7 million, or 16.7%, to $28.5 million in 2020 from $34.2 million in 2019, driven by a decrease in average open-end equity mutual funds AUM of 16.8%.

Other operating expenses were $24.0 million in 2020 compared to $26.7 million in 2019, a decrease of $2.7 million or 10.1%. The decrease primarily resulted from $1.5 million decline due to the termination of the research service agreement.

Operating income

Operating income decreased $18.5 million, or 15.7%, to $99.7 million for 2020 versus $118.0 million in 2019. This decrease in 2020 as compared to 2019 primarily resulted from lower revenues of $52.7 million, a lower CEO compensation waiver of $12.4 million, offset partially by lower DCCA amortization expense of $15.8 million. Operating margin was 38.4% for the year ended December 31, 2020, versus 37.8% in the prior year period. The increase in operating margin was due primarily to lower management fee expense as a percentage of revenues offset slightly by higher operating expenses as a percentage of revenues.

Operating income before management fee was $105.0 million for the year ended of 2020, versus $128.0 million in the prior year. Operating margin before management fee was 40.4% in the 2020 period versus 41.0% in the 2019 period. The reconciliation of operating income before management fee and operating margin before management fee, both of which are non-GAAP measures, to their respective generally accepted accounting principles (“GAAP”) measures is provided at the end of this section.

Non-operating income/(loss)

Total non-operating loss was $15.9 million for the year ended December 31, 2020, compared to a loss of $9.3 million in 2019. This is comprised of net loss from investments of $8.7 million in 2020 as compared to a net loss from investments of $5.4 million in 2019; interest and dividend income of $0.8 million in 2020 versus $3.2 million in 2019; interest expense of $2.6 million in 2020 as compared to $2.6 million in 2019; and shareholder-designated charitable contributions of $5.4 million in 2020 and $4.5 million in 2019.

The effective tax rate was 29.9% for the year ended December 31, 2020, versus 24.6% for the year ended December 31, 2019. This increase is primarily as a result of non-deductibility of certain expenses as a result of the 2017 Tax Cuts and Jobs Act.

Non-GAAP information and reconciliation

Operating income before management fee expense is used by management for purposes of evaluating its business operations. We believe this measure is useful in illustrating the operating results of the Company as management fee expense is based on pre-tax income before management fee expense, which includes non-operating items including gain/(loss) from investments, net from our proprietary investment portfolio, interest and dividend income, interest expense, and shareholder-designated charitable contribution. We believe that an investor would find this useful in analyzing our business operations without the impact of the non-operating items such as trading and investment portfolios, interest and dividend income, interest expense, or shareholder-designated charitable contribution.

Reconciliation of GAAP financial measures to non-GAAP (in thousands):

	2020	2019
Revenues, U.S. GAAP basis	$259,726	$312,368
Operating income, U.S. GAAP basis	99,609	117,984
Add back: management fee expense	5,376	9,963
Operating income before management fee	$104,985	$127,947

Operating margin	38.4%	37.8%
Operating margin before management fee	40.4%	41.0%

DEFERRED COMPENSATION

The Company deferred, through DCCAs, the cash compensation of the CEO relating to all of 2016 (“2016 DCCA”) and the fourth quarter of 2017 (“Fourth Quarter 2017 DCCA”) to provide the Company with flexibility to pay down debt and enhance our ability to execute lift-outs, make acquisitions, and seed new products. We have made substantial progress toward this objective, having reduced our debt since the November 2015 spin-off of Associated Capital Group, Inc.

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

	Number of RSUs	Original VWAP	Vesting Date VWAP	Vesting Date	Deferred Cash Compensation	Impact of Indexing to GBL Stock Price	Waiver	Vesting Date Cash Payment
2016 DCCA	2,314,695	$32.8187	$18.8812	1/2/2020	$76.0	$(32.3)	$-	$43.7
Fourth Quarter 2017 DCCA	530,662	29.1875	20.7916	4/1/2019	15.5	(4.5)	-	11.0

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

Accordingly, this vesting schedule resulted in an $16.3 million decrease in compensation expense in 2020 versus 2019 as well as a $4.5 million decrease in management fee expense in 2020 as compared to 2019.

The following tables show the amortization and earnings per share (“EPS”) impact, inclusive of the indexing to the GBL stock price, of the DCCAs by quarter (in thousands, except per share data):

Amortization by quarter (increase / (decrease)):			EPS impact by quarter:
	2019	2020		2019	2020
_Q1	$12,615	$(1,409)	_Q1	$(0.33)	$0.04
_Q2	427	—	_Q2	(0.01)	—
_Q3	3,598	—	_Q3	(0.09)	—
_Q4	2,689	—	_Q4	(0.09)	—
Year	$19,329	$(1,409)	Year	$(0.53)	$0.04

The following tables (in thousands, except per share data) show a reconciliation of our results for the years ended December 31, 2020 and 2019 between the U.S. GAAP basis and a non-GAAP adjusted basis (“as adjusted”) as if all of the 2016 DCCA was recognized in 2016 and the Fourth Quarter 2017 DCCA expense was recognized in 2017 without regard to the vesting schedule. We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results. These measures have been established in order to increase transparency for the purpose of evaluating our core business, for comparing results with prior period results, and to enable more appropriate comparisons with industry peers. However, non-GAAP financial measures should not be considered a substitute for financial measures calculated in accordance with U.S. GAAP and may be calculated differently by other companies.

	Year Ended December 31,
	2020	2019
Net income, U.S. GAAP basis	$58,693	$81,917
Impact of 2016 DCCA on expenses and taxes:
Compensation costs	(1,409)	11,654
Management fee expense	-	4,119
Provision for income taxes	338	(3,785)
Total impact of 2016 DCCA	(1,071)	11,988
Impact of Fourth Quarter 2017 DCCA on expenses and taxes:
Compensation costs	-	3,137
Management fee expense	-	419
Provision for income taxes	-	(854)
Total impact of Fourth Quarter 2017 DCCA	-	2,702
Total impact of DCCAs on expense and taxes	(1,071)	14,690
Net income, as adjusted	$57,622	$96,607

Per share (basic):
Net income, U.S. GAAP basis	$2.21	$2.99
Impact of DCCAs	(0.04)	0.54
Net income, as adjusted	$2.17	$3.53
Per fully diluted share:
Net income, U.S. GAAP basis	$2.20	$2.98
Impact of DCCAs	(0.04)	0.53
Net income, as adjusted	$2.16	$3.51

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, U.S. Treasury Bills, short-term investments, and securities held for investment purposes. Cash and cash equivalents are comprised primarily of a 100% U.S. Treasury money market fund managed by GAMCO (The Gabelli U.S. Treasury Money Market Fund).

Summary cash flow data for the years ended December 31, 2020 and 2019 was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash flows provided by (used in):
Operating activities	$40,734	$89,991
Investing activities	(63,511)	(4,756)
Financing activities	(30,026)	(40,293)
Increase (decrease) in cash and cash equivalents	(52,803)	44,942
Effect of exchange rates on cash and cash equivalents	(8)	(8)
Net increase (decrease) in cash and cash equivalents	(52,811)	44,934
Cash and cash equivalents at beginning of year	86,136	41,202
Cash and cash equivalents at end of year	$33,325	$86,136

Short-term investments in U.S. Treasury Bills	$64,988	$-
Investments in fixed maturity securities	-	6,547
Cash, cash equivalents, short-term investments in U.S Treasury Bills,
and investments in fixed maturity securities	$98,313	$92,683

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

On December 26, 2018, the Company announced that the CEO elected to continue to waive all of his compensation that he would otherwise have been entitled to for the period from January 1, 2019 to March 31, 2019. On August 27, 2019, the CEO elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from September 1, 2019 to November 30, 2019. On July 1 2020, the Company announced that the CEO elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from July 1, 2020 to November 10, 2020. As a result of these waivers, there was $14.7 million and $27.2 million of compensation and management fee waived by the CEO for the years ended December 31, 2020 and 2019, respectively. On April 1, 2019, the Fourth Quarter 2017 DCCA vested in accordance with the terms of the agreement and a cash payment in the amount of $11.0 million was made to the CEO. On January 2, 2020, the 2016 DCCA vested in accordance with the terms of the agreement and a cash payment in the amount of $43.7 million was made to the CEO.

As of December 31, 2020, we had cash, cash equivalents, short-term investments in U.S. Treasury Bills, and investments in fixed maturity securities of $98.3 million, an increase of $5.6 million from the prior year-end balance of $92.7 million primarily due to the Company’s operating activities, partially offset by the Company’s investing and financing activities, described below. Total debt outstanding at December 31, 2020 and 2019 was $24.2 million, which consisted of 5.875% senior notes due June 1, 2021.

Net cash provided by operating activities was $40.7 million in 2020, as compared to $90.0 million provided by operating activities in 2019. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities.

Net cash used in investing activities in 2020 was $63.5 million relating to net purchases of U.S. Treasuries held for investment purposes, as compared to $4.8 million used in 2019. As of December 31, 2020, we had total investments of $90.8 million, including $65.0 million of short-term U.S. Treasury bills with maturities between February 2021 and April 2021, an increase in total investments of $56.5 million from the prior year-end balance of $34.3 million.

Net cash used in financing activities in 2020 was $30.0 million, including $25.9 million paid in dividends, $3.9 million paid for the purchase of treasury stock, and $0.2 million paid on the principal portion of lease liabilities, as compared to $40.3 million used in 2019.

Under the terms of the lease of our Rye, New York office, we are obligated to make minimum total payments of $8.9 million through December 2028.

We have one broker-dealer subsidiary, G.distributors, which is subject to certain net capital requirements. G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended. The requirement was $250,000 for the broker-dealer at December 31, 2020 and 2019. At December 31, 2020 and 2019, G.distributors had net capital, as defined, of approximately $1.4 million and $4.3 million, respectively, exceeding the regulatory requirement by approximately $1.1 million and $4.1 million, respectively. During 2020, G.distributors paid $4.3 million in dividends to its parent, Distributors Holdings, Inc. Net capital requirements for our affiliated broker-dealer may increase in accordance with the rules and regulations applicable to broker-dealers to the extent G.distributors engages in other business activities.

Our subsidiary, GAMCO Asset Management (UK) Limited, is authorized and regulated by the Financial Conduct Authority (“FCA”). At December 31, 2020 and 2019, GAMCO Asset Management (UK) Limited held total capital of £708 thousand and £668 thousand ($961 thousand and $876 thousand), respectively, and had a Financial Resources Requirement of £195 thousand and £194 thousand ($265 thousand and $254 thousand), respectively. We have consistently met or exceeded these minimum requirements.

Contractual Obligations

We are obligated to make future payments under various contracts such as debt agreements and finance and operating lease agreements. The following table sets forth our significant contractual cash obligations as of December 31, 2020 (in thousands):

	Total	2021	2022	2023	2024	2025	Thereafter
Contractual Obligations:
5.875% Senior notes	$24,225	$24,225	$–	$–	$–	$–	$–
Interest on 5.875% Senior notes	593	593	–	–	–	–	–
Finance lease obligations	8,854	1,294	1,080	1,080	1,080	1,080	3,240
Non-cancelable operating lease obligations	1,000	473	281	185	61	–	–
Total	$34,672	$26,585	$1,361	$1,265	$1,141	$1,080	$3,240

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

Investment advisory and incentive fees are directly influenced by the level and mix of AUM, as fees are derived from a contractually-determined percentage of AUM for each account as well as incentive fees earned on certain accounts. Advisory fees from the Funds and sub-advisory accounts are computed daily or weekly based on average net assets and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition. Advisory fees from Institutional and PWM accounts are generally computed quarterly based on account values as of the end of the preceding quarter, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition. The Company derived approximately 90% of its total revenues from advisory fees, including incentive fees, for the years ended December 31, 2020 and 2019. These revenues vary depending upon the level of sales compared with redemptions, financial market conditions, performance, and the fee structure for AUM. Revenues derived from the equity-oriented portfolios generally have higher advisory fee rates than fixed income portfolios.

The Company earns incentive fees from certain Institutional and PWM accounts, which are based upon meeting or exceeding a specific benchmark index or indices. Incentive fees refer to fees earned when the return generated for the client exceeds the benchmark and can be earned even if the return to the client is negative as long as the return exceeds the benchmark. These fees are recognized, for each respective account, at the end of the stipulated contract period which is either quarterly or annually and varies by account. Receivables due for incentive fees earned are included in investment advisory fees receivable on the consolidated statements of financial condition. There were no incentive fees receivable as of December 31, 2020 or 2019.

For The GDL Fund, there is an incentive fee earned as of the end of the calendar year which varies to the extent the total return of the fund is in excess of the ICE Bank of America Merrill Lynch 3 Month U.S. Treasury Bill Index total return. This fee is recognized at the end of the measurement period, which is annually on a calendar year basis. Receivables due on incentive fees relating to The GDL Fund are included in investment advisory fees receivable on the consolidated statements of financial condition and were $0.1 million and $2.2 million as of December 31, 2020 and 2019, respectively.

For the Gabelli Merger Plus+ Trust Plc, there is an incentive fee which is earned and recognized at the end of the measurement period, June 30th and varies to the extent the total return of the fund is in excess of twice the rate of return of the 13 week Treasury Bills over the performance period. There were no incentive fees receivable as of December 31, 2020 or 2019.

Advisory fees on certain of the closed-end preferred shares are earned at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares. These fees are recognized at the end of the measurement period, which is annually. Receivables due for advisory fees on closed-end preferred shares are included in investment advisory fees receivable on the consolidated statements of financial condition. There were $2.5 million and $5.8 million in advisory fees receivable on the closed-end preferred shares as of December 31, 2020 and 2019, respectively.

For the GAMCO Merger Arbitrage SICAV, there is an incentive fee earned as of the end of the calendar year equal to twenty percent of the gross return of the fund. This fee is recognized at the end of the measurement period, which is annually on a calendar year basis, or earlier if there is a redemption. Receivables due on incentive fees relating to the GAMCO Merger Arbitrage SICAV are included in investment advisory fees receivable on the consolidated statements of financial condition and were $5.6 million and $5.2 million as of December 31, 2020 and 2019, respectively.

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

Under the distribution plans, the Class AAA shares of the open-end Funds (except The Gabelli U.S. Treasury Money Market Fund, Gabelli Capital Asset Fund, and The Gabelli ABC Fund) and the Class A and ADV shares of certain Funds pay G.distributors a distribution fee of 0.25% per year on the average daily net assets of the Fund. Class C shares have a 12b-1 distribution plan with a distribution fee totaling 1.00%.

Distribution fees from the open-end Funds are computed daily based on average net assets. The amounts receivable for distribution fees are included in receivables from affiliates on the consolidated statements of financial condition.

Note 2 to the consolidated financial statements includes additional information on the Company’s revenue recognition policy.

Investments in Securities

Equity securities owned are recorded at fair value in the statements of financial condition, with any unrealized gains or losses reported in current period earnings in gain/(loss) from investments, net on the consolidated statements of income, in accordance with U.S. GAAP.

Management determines the appropriate classification of debt securities at the time of purchase. Government debt with maturities of greater than three months at the time of purchase are considered investments in debt securities. Investments in debt securities are accounted for as either trading, available for sale (“AFS”), or held-to-maturity. The Company does not hold any investments in debt securities accounted for as trading or AFS. The Company’s investments in debt securities are classified as held-to-maturity, as the Company has the intent and ability to hold these securities until maturity, and represent fixed income securities recorded at amortized cost with any foreign currency remeasurement included in unrealized gains or losses in each respective period’s earnings. Discounts from and premiums to par value on held-to-maturity investments are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any. Held-to-maturity securities are evaluated for other than temporary impairment each reporting period and any impairment charges are recorded in gain/(loss) from investments, net on the consolidated statements of income. As of December 31, 2020 and 2019, there were no impairments on the Company’s investments in debt securities classified as held-to-maturity.

Securities transactions and any related gains and losses are recorded on a trade date basis. Realized gains and losses from equity and debt securities transactions are recorded on the specific identified cost basis and are included in gain/(loss) from investments, net on the consolidated statements of income.

Income Taxes

We operate in numerous states and countries through our subsidiaries and therefore must allocate our income, expenses, and earnings to these taxing jurisdictions taking into account the various laws and regulations in each jurisdiction. Each year, we file tax returns in each jurisdiction and settle our tax liabilities, which may be subject to audit by the taxing authorities. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts on the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is recovered or settled, respectively. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in several jurisdictions. In accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”), a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. We record a liability for unrecognized tax benefits in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may differ from our current estimate of the liabilities for unrecognized tax benefits. These differences are reflected as increases or decreases in income tax expense in the period in which new information becomes available. The Company recognizes the accrual of interest on uncertain tax positions and penalties in income tax provision on the consolidated statements of income.

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

Our exposure to pricing risk in equity securities is directly related to our role as a financial intermediary and advisor for AUM in our affiliated Funds and Institutional and PWM accounts, as well as our proprietary investment and trading activities. At December 31, 2020, we had equity investments of $25.8 million. We may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. The equity securities investment portfolio is at fair value and may move in line with the equity markets. The equity securities investment portfolio changes are recorded as gain/(loss) from investments, net in the consolidated statements of income included in Part II, Item 8 of this Form 10-K.

Market Risk

Our primary market risk exposure is to changes in equity prices and interest rates. Since approximately 93% of our AUM is equities, our financial results are subject to equity market risk, as revenues from our investment management services are sensitive to stock market dynamics. In addition, returns from our proprietary investment portfolios are exposed to interest rate and equity market risk.

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

Related to our proprietary investment activities, we had investments in equity securities of $25.8 million at December 31, 2020, which included investments in common stocks of $19.1 million, investments in open-end Funds of $6.1 million, and investments in closed-end Funds of $0.6 million, and at December 31, 2019, we had investments in securities of $27.7 million, which included investments in common stocks of $26.5 million, investments in open-end Funds of $0.7 million, and investments in closed-end Funds of $0.5 million. Of the $19.1 million and $26.5 million invested in common stocks at December 31, 2020 and 2019, respectively, $8.1 million and $16.4 million, respectively, was related to our investment in Westwood Holdings Group Inc. (NYSE: WHG).

The following table provides a sensitivity analysis for our investments in equity securities as of December 31, 2020 and 2019 (in thousands). The sensitivity analysis assumes a 10% increase or decrease in the value of these equity investments:

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
	Fair Value	equity prices	equity prices
At December 31, 2020:
Equity price sensitive investments, at fair value	$25,845	$23,261	$28,430
At December 31, 2019:
Equity price sensitive investments, at fair value	$27,726	$24,953	$30,499

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in either a sponsored money market fund that holds U.S. government securities or directly in U.S. government securities. These investments are primarily short-term in nature, and the carrying value of these investments generally approximates fair value. Based on the December 31, 2020 cash, cash equivalents, and U.S. Treasury Bills balance of $98.3 million, a 1% increase in interest rates would increase our interest income by $1.0 million annually. Given the current low interest rate environment, an analysis of a 1% decrease is not meaningful.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GAMCO INVESTORS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of GAMCO Investors, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of GAMCO Investors, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Unrecognized Income Tax Benefits - Refer to Note 1 and Note 5 to the consolidated financial statements
Critical Audit Matter Description
The Company records liabilities for unrecognized tax benefits in accordance with Accounting Standards Codification Topic 740, Income Taxes (ASC 740) and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may differ from the Company's current estimate of the liabilities for unrecognized tax benefits. These differences are reflected as increases or decreases in income tax expense in the period in which new information becomes available. As of December 31, 2020, the net liabilities for unrecognized tax benefits related to uncertain tax positions was $19.2 million.

We identified the evaluation of the Company’s unrecognized tax benefits as a critical audit matter because the calculation of these tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. In accordance with ASC 740, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. Auditing management’s analysis of its uncertain tax positions and resulting unrecognized tax benefits required a high degree of auditor judgment and extensive audit effort, including involvement of our income tax specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures to evaluate management’s estimates of liabilities for unrecognized tax benefits related to uncertain tax positions included the following, among others:
•
We involved our tax specialists to assist us in obtaining an understanding of management’s methods and assumptions used in the identification, recognition, measurement, and disclosure of uncertain tax positions.

•	We tested the operating effectiveness of the internal controls related to management’s assessment of uncertain tax positions.
•
With the assistance of income tax specialists, we evaluated the reasonableness of management’s estimates and judgements regarding the future resolution of uncertain tax positions, including evaluating the technical merits of each position and considering tax law, statutes, regulations and case law.

•
With the assistance of our income tax specialists, we developed an expectation of changes in the liabilities for unrecognized tax benefits associated with uncertain tax positions to evaluate whether management had appropriately considered new information that could significantly change measurement or disclosure.

/s/ Deloitte & Touche, LLP

Stamford, Connecticut
March 4, 2021

We have served as the Company’s auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of GAMCO Investors, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of GAMCO Investors, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020 of the Company and our report dated March 4, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche, LLP

Stamford, Connecticut
March 4, 2021

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share data)

	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents (a)	$33,325	$86,136
Short-term investments in U.S. Treasury Bills	64,988	-
Investments in fixed maturity securities	-	6,547
Investments in equity securities, at fair value	25,845	27,726
Receivable from brokers	5,833	989
Investment advisory fees receivable	28,796	36,093
Receivable from affiliates	4,882	3,940
Finance lease	2,452	2,678
Goodwill and identifiable intangible assets	3,176	3,765
Deferred tax asset and income taxes receivable	9,462	16,389
Other assets	6,643	5,623
Total assets	$185,402	$189,886

LIABILITIES AND STOCKHOLDERS' EQUITY
Income taxes payable	$3,910	$757
Lease liability obligations	5,208	5,431
Compensation payable	21,543	64,279
Securities Sold, not yet purchased	799	-
Payable to affiliates	3,843	3,982
Accrued expenses and other liabilities	38,973	36,529
Sub-total	74,276	110,978
5.875% Senior Notes (net of issuance costs of $10 and $34, respectively) (due June 1, 2021) (Note 7)	24,215	24,191
Total liabilities	98,491	135,169

Commitments and contingencies (Note 10)

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 16,621,426 and 16,202,726 shares issued, respectively; 8,478,694 and 8,356,290 shares outstanding, respectively	14	14
Class B Common Stock, $0.001 par value; 25,000,000 shares and 100,000,000 shares authorized, respectively; 24,000,000 shares issued; 19,024,117 shares outstanding	19	19
Additional paid-in capital	21,219	17,033
Retained earnings	394,386	362,515
Accumulated comprehensive income	(165)	(204)
Treasury stock, at cost (8,142,732 and 7,846,436 shares, respectively)	(328,562)	(324,660)
Total stockholders' equity	86,911	54,717
Total liabilities and stockholders' equity	$185,402	$189,886

(a) Includes U.S. Treasury Bills with maturities of three months or less when purchased of $15.0 million at December 31, 2020.

See notes to consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2020	2019
Revenues
Investment advisory and incentive fees	$233,628	$279,090
Distribution fees and other income	26,098	33,278
Total revenues	259,726	312,368
Expenses
Compensation	102,347	123,528
Management fee	5,376	9,963
Distribution costs	28,474	34,226
Other operating expenses	23,920	26,667
Total expenses	160,117	194,384

Operating income	99,609	117,984
Non-operating income / (loss)
Loss from investments, net	(8,695)	(5,392)
Interest and dividend income	826	3,175
Interest expense	(2,620)	(2,609)
Shareholder-designated charitable contribution	(5,436)	(4,500)
Total non-operating loss	(15,925)	(9,326)
Income before income taxes	83,684	108,658
Provision for income taxes	24,991	26,741
Net income	$58,693	$81,917

Earnings per share:
Basic	$2.21	$2.99
Diluted	$2.20	$2.98

Weighted average shares outstanding:
Basic	26,571	27,407
Diluted	26,680	27,479

See notes to consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2020	2019
Net income	$58,693	$81,917
Other comprehensive income:
Foreign currency translation gain	39	36
Total comprehensive income	$58,732	$81,953

See notes to consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2019	$33	$17,033	$362,515	$(204)	$(324,660)	$54,717
Net income	-	-	11,245	-	-	11,245
Foreign currency translation	-	-	-	(61)	-	(61)
Dividends declared ($0.02 per share)	-	-	(552)	-	-	(552)
Stock based compensation expense	-	941	-	-	-	941
Purchase of treasury stock	-	-	-	-	(946)	(946)
Balance at March 31, 2020	$33	$17,974	$373,208	$(265)	$(325,606)	$65,344
Net income	-	-	11,290	-	-	11,290
Foreign currency translation	-	-	-	(4)	-	(4)
Dividends declared ($0.02 per share)	-	-	(551)	-	-	(551)
Stock based compensation expense	-	1,137	-	-	-	1,137
Purchase of treasury stock	-	-	-	-	(772)	(772)
Balance at June 30, 2020	$33	$19,111	$383,947	$(269)	$(326,378)	$76,444
Net income	-	-	16,435	-	-	16,435
Foreign currency translation	-	-	-	42	-	42
Dividends declared ($0.02 per share)	-	-	(547)	-	-	(547)
Stock based compensation expense	-	993	-	-	-	993
Purchase of treasury stock	-	-	-	-	(1,637)	(1,637)
Balance at September 30, 2020	$33	$20,104	$399,835	$(227)	$(328,015)	$91,730
Net income	-	-	19,723	-	-	19,723
Foreign currency translation	-	-	-	62	-	62
Dividends declared ($0.92 per share)	-	-	(25,172)	-	-	(25,172)
Stock based compensation expense	-	1,115	-	-	-	1,115
Purchase of treasury stock	-	-	-	-	(547)	(547)
Balance at December 31, 2020	$33	$21,219	$394,386	$(165)	$(328,562)	$86,911

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(continued) (in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2018	$33	$14,192	$282,928	$(240)	$(287,303)	$9,610
Net income	-	-	19,892	-	-	19,892
Adoption of ASU 2016-02	-	-	(106)	-	-	(106)
Foreign currency translation	-	-	-	20	-	20
Dividends declared ($0.02 per share)	-	-	(575)	-	-	(575)
Stock based compensation expense	-	577	-	-	-	577
Purchase of treasury stock	-	-	-	-	(2,547)	(2,547)
Balance at March 31, 2019	$33	$14,769	$302,139	$(220)	$(289,850)	$26,871
Net income	-	-	24,017	-	-	24,017
Foreign currency translation	-	-	-	(23)	-	(23)
Dividends declared ($0.02 per share)	-	-	(551)	-	-	(551)
Stock based compensation expense	-	578	-	-	-	578
Purchase of treasury stock	-	-	-	-	(28,274)	(28,274)
Balance at June 30, 2019	$33	$15,347	$325,605	$(243)	$(318,124)	$22,618
Net income	-	-	13,626	-	-	13,626
Foreign currency translation	-	-	-	(28)	-	(28)
Dividends declared ($0.02 per share)	-	-	(551)	-	-	(551)
Stock based compensation expense	-	843	-	-	-	843
Purchase of treasury stock	-	-	-	-	(3,790)	(3,790)
Balance at September 30, 2019	$33	$16,190	$338,680	$(271)	$(321,914)	$32,718
Net income	-	-	24,382	-	-	24,382
Foreign currency translation	-	-	-	67	-	67
Dividends declared ($0.02 per share)	-	-	(547)	-	-	(547)
Stock based compensation expense	-	843	-	-	-	843
Purchase of treasury stock	-	-	-	-	(2,746)	(2,746)
Balance at December 31, 2019	$33	$17,033	$362,515	$(204)	$(324,660)	$54,717

See notes to consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$58,693	$81,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	973	1,222
Accretion of discounts and amortization of premiums	53	34
Stock based compensation expense	4,186	2,841
Deferred income taxes	7,904	(4,777)
Foreign currency translation gain	39	35
Cost basis of donated securities	-	2,601
Unrealized loss on securities	6,154	4,717
Net realized loss on securities	1,555	74
Impairment charge on intangible asset	589	-
(Increase) decrease in assets:
Investments in securities	(12)	(3,154)
Receivable from brokers	(4,844)	2,434
Investment advisory fees receivable	7,297	(10,416)
Receivable from affiliates	(938)	257
Income taxes receivable	(977)	(1,388)
Other assets	(1,736)	(2,037)
Increase (decrease) in liabilities:
Payable to brokers	-	(112)
Income taxes payable	3,152	3,145
Compensation payable	(42,738)	3,869
Payable to affiliates	(139)	2,941
Accrued expenses and other liabilities	1,523	5,788
Total adjustments	(17,959)	8,074
Net cash provided by operating activities	40,734	89,991
Cash flows from investing activities:
Purchases of securities	(120,724)	(5,084)
Proceeds from sales of securities	57,189	314
Return of capital on securities	24	14
Net cash used in investing activities	(63,511)	(4,756)
Cash flows from financing activities:
Dividends paid	(25,906)	(2,756)
Purchase of treasury stock	(3,902)	(37,357)
Repayment of principal portion of lease liability	(218)	(180)
Net cash used in financing activities	(30,026)	(40,293)
Effect of exchange rates on cash and cash equivalents	(8)	(8)
Net increase in cash and cash equivalents	(52,811)	44,934
Cash and cash equivalents, beginning of period	86,136	41,202
Cash and cash equivalents, end of period	$33,325	$86,136
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,581	$2,539
Cash paid for taxes	$16,546	$26,874
Supplemental disclosure of non-cash activity:
For 2020 and 2019, the Company accrued dividends on restricted stock awards of $915 and $39, respectively.

See notes to consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Organization and Description of Business

Unless indicated otherwise, or the context otherwise requires, references in this report to “GAMCO Investors, Inc.,” “GAMCO,” “the Company,” and “GBL” or similar terms are to GAMCO Investors, Inc., its predecessors, and its subsidiaries.

GAMCO (New York Stock Exchange (“NYSE”): GBL), a company incorporated under the laws of Delaware, is a widely-recognized provider of investment advisory services to 24 open-end funds, 16 closed-end funds, actively managed non-transparent Exchange Traded Funds (“ETFs”), one société d’investissement à capital variable (“SICAV”), and approximately 1,500 institutional and private wealth management (“Institutional and PWM”) investors principally in the United States (U.S.). The Company generally manages assets on a fully discretionary basis and invests in a variety of U.S. and international securities through various investment styles including value, growth, non-market correlated, and convertible securities. The Company’s revenues are based primarily on the levels of assets under management (“AUM”) and fees associated with the various investment products.

GAMCO offers a wide range of solutions for clients across Value and Growth Equity, ESG, Convertibles, sector-focused strategies including Gold and Utilities, Merger Arbitrage, and Fixed Income. In 1977, GAMCO started its well known All Cap Value strategy, Gabelli Value, and in 1986 entered the mutual fund business.

The investment advisory business is conducted principally through the following subsidiaries: Gabelli Funds, LLC (open-end funds, closed-end funds, and actively managed non-transparent ETFs) (“Gabelli Funds”) and GAMCO Asset Management Inc. (Institutional and PWM) (“GAMCO Asset”). The distribution of open-end funds and and actively managed non-transparent ETFs are conducted through G.distributors, LLC (“G.distributors”), the Company’s broker-dealer subsidiary.

1. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including: Gabelli Funds, GAMCO Asset, G.distributors, and GAMCO Asset Management (UK) Limited. Intercompany accounts and transactions have been eliminated. Subsidiaries are fully consolidated from the date of acquisition, being the date on which GBL obtains control, and continue to be consolidated until the date that such control ceases.

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

Nature of Operations

Gabelli Funds and GAMCO Asset are registered investment advisors under the Investment Advisers Act of 1940, as amended. G.distributors is a registered broker-dealer with the Securities and Exchange Commission (“SEC”) and is regulated by the Financial Industry Regulatory Authority (“FINRA”). Refer to Major Revenue-Generating Services and Revenue Recognition below for additional discussion of the Company’s business.

Cash and Cash Equivalents and Short-term Investments in U.S. Treasury Bills

Cash equivalents primarily consist of an affiliated money market fund (The Gabelli U.S. Treasury Money Market Fund) which is highly liquid. Government debt with maturities of three months or less at the time of purchase are also considered cash equivalents. Short-term investments in U.S. Treasury Bills consist of U.S. Treasury Bills with maturities exceeding three months at the time of purchase and are stated at amortized cost, which approximates fair value.

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

Transactions in currencies other than the U.S. dollar, including the Company’s investments in U.K. Gilts, are measured on the transaction date in U.S. dollars. Changes in the expected cash flows caused by changes in exchange rates, measured at exchange rates at the dates of the applicable consolidated statements of financial condition, are included in the consolidated statements of income.

Investments in Securities

Equity securities owned are recorded at fair value in the statements of financial condition, with any unrealized gains or losses reported in current period earnings in gain/(loss) from investments, net on the consolidated statements of income, in accordance with U.S. GAAP.

Management determines the appropriate classification of debt securities at the time of purchase. Government debt with maturities of greater than three months at the time of purchase are considered investments in debt securities. Investments in debt securities are accounted for as either trading, available for sale (“AFS”), or held-to-maturity. The Company does not hold any investments in debt securities accounted for as trading or AFS. The Company’s investments in debt securities are classified as held-to-maturity, as the Company has the intent and ability to hold these securities until maturity, and represent fixed income securities recorded at amortized cost with any foreign currency remeasurement included in unrealized gains or losses in each respective period’s earnings. Discounts from and premiums to par value on held-to-maturity investments are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any. Held-to-maturity securities are evaluated for other than temporary impairment each reporting period and any impairment charges are recorded in gain/(loss) from investments, net on the consolidated statements of income. As of December 31, 2020 and 2019, there were no impairments on the Company’s investments in debt securities classified as held-to-maturity.

Securities transactions and any related gains and losses are recorded on a trade date basis. Realized gains and losses from equity and debt securities transactions are recorded on the specific identified cost basis and are included in gain/(loss) from investments, net on the consolidated statements of income.

Major Revenue-Generating Services and Revenue Recognition

The Company’s revenues are derived primarily from investment advisory and incentive fees and distribution fees.

Investment advisory and incentive fees are directly influenced by the level and mix of assets under management (“AUM”), as fees are derived from a contractually-determined percentage of AUM for each account as well as incentive fees earned on certain accounts. Advisory fees from the open-end funds and closed-end funds (collectively, the “Funds”) and sub-advisory accounts are computed daily or weekly based on average net assets and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  Advisory fees from Institutional and PWM accounts are generally computed quarterly based on account values as of the end of the preceding quarter, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition. The Company derived approximately 90% and 89% of its total revenues from advisory fees, including incentive fees, for the years ended December 31, 2020 and 2019, respectively. These revenues vary depending upon the level of sales compared with redemptions, financial market conditions, performance, and the fee structure for the Fund or account. Revenues derived from the equity-oriented portfolios generally have higher advisory fee rates than fixed income portfolios.

The Company receives incentive fees from certain Institutional and PWM accounts, which are based upon meeting or exceeding a specific benchmark index or indices.  Incentive fees refer to fees earned when the return generated for the client exceeds the benchmark and can be earned even if the return to the client is negative as long as the return exceeds the benchmark.  These fees are recognized, for each respective account, at the end of the stipulated contract period which is either quarterly or annually and varies by account.  Receivables due for incentive fees earned are included in investment advisory fees receivable on the consolidated statements of financial condition.  There were no incentive fees receivable as of December 31, 2020 and 2019.

For The GDL Fund, there is an incentive fee earned as of the end of the calendar year which varies to the extent the total return of the fund is in excess of the ICE Bank of America Merrill Lynch 3 Month U.S. Treasury Bill Index total return. This fee is recognized at the end of the measurement period. Receivables due on incentive fees relating to The GDL Fund are included in investment advisory fees receivable on the consolidated statements of financial condition and were $0.1 million and $2.2 million as of December 31, 2020 and 2019, respectively.

For the Gabelli Merger Plus+ Trust Plc, there is an incentive fee which is earned and recognized at the end of the measurement period, June 30th and varies to the extent the total return of the fund is in excess of twice the rate of return of the 13 week Treasury Bills over the performance period. There were no incentive fees receivable as of December 31, 2020 or 2019.

Advisory fees on certain of the closed-end preferred shares are earned at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares. These fees are recognized at the end of the measurement period, which is annually. Receivables due for advisory fees on closed-end preferred shares are included in investment advisory fees receivable on the consolidated statements of financial condition. There were $2.5 million and $5.8 million in advisory fees receivable on closed-end preferred shares as of December 31, 2020 and 2019.

For the GAMCO Merger Arbitrage SICAV, there is an incentive fee earned as of the end of the calendar year equal to twenty percent of the gross return of the fund.  This fee is recognized at the end of the measurement period, which is annually on a calendar year basis, or earlier if there is a redemption.  Receivables due on incentive fees relating to the GAMCO Merger Arbitrage SICAV are included in investment advisory fees receivable on the consolidated statements of financial condition and were $5.6 million and $5.2 million as of December 31, 2020 and 2019, respectively.

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

Under the distribution plans, the Class AAA shares of the open-end Funds (except The Gabelli U.S. Treasury Money Market Fund, Gabelli Capital Asset Fund, and The Gabelli ABC Fund) and the Class A and ADV shares of certain Funds pay G.distributors a distribution fee of 0.25% per year on the average daily net assets of the fund. Class C shares have a 12b-1 distribution plan with a distribution fee totaling 1.00%.

Distribution fees from the open-end Funds are computed daily based on average net assets. The amounts receivable for distribution fees are included in receivables from affiliates on the consolidated statements of financial condition.

Note 2 to the consolidated financial statements includes additional information on the Company’s revenue recognition policy.

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

Depreciation and Amortization

Fixed assets other than leasehold improvements, with net book value of $2.5 million and $325 thousand at December 31, 2020 and 2019, respectively, which are included in other assets, are recorded at cost and depreciated using the straight-line method over their estimated useful lives from four to seven years. Accumulated depreciation was $2.9 million at both December 31, 2020 and 2019. Leasehold improvements, with net book value of $0.8 million and $1.1 million at December 31, 2020 and 2019, respectively, which are included in other assets, are recorded at cost and amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter. The leased property under the finance lease is depreciated utilizing the straight-line method over the term of the lease, which expires on December 31, 2028. The finance lease was extended on June 11, 2014 to December 31, 2028 from December 31, 2023. For the years ended December 31, 2020 and 2019, depreciation and amortization were $0.9 million and $1.2 million, respectively. Depreciation and amortization is expected to be approximately $0.9 million annually over the next three years.

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

Income Taxes

GBL and its operating subsidiaries file a consolidated federal income tax return. Accordingly, the income tax provision represents the aggregate of the amounts provided for all companies. The Company operates in numerous states and countries through its subsidiaries and therefore must allocate income, expenses, and earnings to these taxing jurisdictions taking into account the various laws and regulations in each jurisdiction. Each year, the Company files tax returns in each jurisdiction and settles its tax liabilities, which may be subject to audit by the taxing authorities. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts on the consolidated statements of financial condition using the statutory tax rates in effect for the year when the reported amount of the asset or liability is recovered or settled, respectively. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. In accordance with Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, excess tax benefits or tax deficiencies are recognized against income tax expenses. A valuation allowance is recorded to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in several jurisdictions. In accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”), a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. We record a liability for unrecognized tax benefits in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may differ from our current estimate of the liabilities for unrecognized tax benefits. These differences are reflected as increases or decreases in income tax expense in the period in which new information becomes available. The Company recognizes the accrual of interest on uncertain tax positions and penalties in income tax provision on the consolidated statements of income.

Fair Values of Financial Instruments

All of the instruments within cash and cash equivalents, and investments in equity securities, at fair value, and securities sold, not yet purchased are measured at fair value.

The Company’s assets and liabilities are categorized based upon a fair value hierarchy. See Note 4, Fair Value, for further details on the fair value hierarchy.

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

Management Fee

Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits before management fee which is paid to Mr. Mario J. Gabelli (“Mr. Gabelli”) or his designee for acting as CEO pursuant to his 2008 Employment Agreement so long as he is an executive of GBL and devotes the substantial majority of his working time to the business. In accordance with his 2008 Employment Agreement, he has allocated $0.8 million and $1.5 million of his management fee to certain other employees (“teammates”) of the Company in 2020 and 2019, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains cash and cash equivalents primarily in the Gabelli U.S. Treasury Money Market Fund, which invests in instruments issued by the U.S. government. The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company. In addition, the credit risk is further limited by virtue of the fact that no single advisory relationship provided over 10% of the total revenue of the Company during 2020 and 2019.  All investments in securities are held at third party brokers or custodians.

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

Revenue Disaggregated

The following table presents the Company’s revenue disaggregated by account type (in thousands):

	Twelve Months Ended December 31,
	2020	2019
Investment advisory and incentive fees:
Open-end Funds	$88,884	$105,975
Closed-end Funds	64,221	65,569
Sub-advisory accounts	2,313	3,494
Institutional & Private Wealth Management	64,290	83,814
SICAVs	4,996	5,742
Performance-based	8,924	14,496
Distribution fees and other income	26,098	33,278
Total revenues	$259,726	$312,368

3. Investments in Securities

Investments in equity securities at December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31, 2020		December 31, 2019
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Investments in securities:
Common stocks	$41,341	$19,099	$41,226	$26,463
Open-end funds	5,757	6,128	755	752
Closed-end funds	628	618	494	511
Total investments in securities	$47,726	$25,845	$42,475	$27,726

Short-term investments in U.S. Treasury Bills and investments in fixed maturity securities at December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Short-term investments in U.S. Treasury Bills:
U.S. Treasury Bills	$64,988	$6	$-	$64,994
Total short-term investments in U.S. Treasury Bills	$64,988	$6	$-	$64,994

	December 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Investments in fixed maturity securities:
U.K. Gilts	$6,547	$-	$-	$6,547
Total investments in fixed maturity securities	$6,547	$-	$-	$6,547

The maturity dates of all of the Company’s debt securities are less than one year.

Securities sold, not yet purchased at December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31, 2020		December 31, 2019
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Investments in equity securities:
Common stocks	$728	$799	$-	$-
Total securities sold, not yet purchased	$728	$799	$-	$-

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

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2020 and 2019 (in thousands):

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2020

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2020
Cash equivalents	$32,661	$-	$-	$32,661
Investments in securities:
Common stocks	19,099	-	-	19,099
Open-end Funds	6,128	-	-	6,128
Closed-end Funds	618	-	-	618
Total investments in securities	25,845	-	-	25,845
Total assets at fair value	$58,506	$-	$-	$58,506
Liabilities
Securities sold, not yet purchased:
Trading - Common stocks	$799	$-	$-	$799
Total securities sold, not yet purchased	$799	$-	$-	$799

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2019

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2019
Cash equivalents	$85,823	$-	$-	$85,823
Investments in securities:
Common stocks	26,463	-	-	26,463
Closed-end Funds	511	-	-	511
Open-end Funds	752	-	-	752
Total investments in securities	27,726	-	-	27,726
Total assets at fair value	$113,549	$-	$-	$113,549

Cash equivalents primarily consist of an affiliated money market fund which is invested solely in U.S. Treasuries and valued based on the net asset value of the fund.

Financial assets disclosed but not carried at fair value

The following table presents the carrying value and fair value of the Company’s short-term investments in U.S. Treasury Bills and investments in fixed maturity securities disclosed but not carried at fair value, including those U.K. Gilts investments designated as held-to-maturity which are carried at amortized cost remeasured in U.S. dollars, as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value Level 1	Carrying Value (1)	Fair Value Level 1
U.S. Treasury Bills	$64,988	$64,994	$-	$-
U.K. Gilts	-	-	6,547	6,547
Total	$64,988	$64,994	$6,547	$6,547
(1)	Amortized cost at December 31, 2019 prior to remeasurement in U.S. dollars was $6,343.

At December 31, 2020 and 2019, the 5.875% Senior Notes were recorded at face value, net of amortized issuance costs, as follows (in thousands) on the consolidated statements of financial position:

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value Level 2	Carrying Value	Fair Value Level 2
5.875% Senior notes	$24,215	$24,554	$24,191	$24,815
Total	$24,215	$24,554	$24,191	$24,815

The carrying value of other financial assets and liabilities approximates their fair value based on the short-term nature of these items.

5. Income Taxes

The provision for income taxes for the years ended December 31, 2020 and 2019 consisted of the following (in thousands):

	2020	2019
Federal:
Current	$16,338	$26,369
Deferred	5,763	(4,350)
State and local:
Current	749	5,149
Deferred	2,141	(427)
Total	$24,991	$26,741

A reconciliation of the Federal statutory income tax rate to the effective tax rate is set forth below:

	2020	2019
Statutory Federal income tax rate	21.0%	21.0%
State income tax, net of Federal benefit	2.7	4.0
Section 162(m) limitation	6.2	0.4
Other	-	(0.8)
Effective income tax rate	29.9%	24.6%

Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	2020	2019
Deferred tax assets:
Investments in securities	$5,655	$3,536
Stock compensation expense	2,030	1,026
Deferred compensation	400	11,069
Capital lease obligation	661	655
Other	-	224
Total deferred tax assets	8,746	16,510
Deferred tax liabilities:
Intangible asset amortization	(353)	(394)
Contingent deferred sales commissions	(85)	(154)
Other	(267)	(17)
Total deferred tax liabilities	(705)	(565)
Net deferred tax assets	$8,041	$15,945

As of December 31, 2020 and 2019, the total amount of gross liability for unrecognized tax benefits related to uncertain tax positions was approximately $15.3 million and $16.3 million, respectively, of which recognition of $12.1 million and $12.9 million, respectively, would impact the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits related to uncertain tax positions is as follows (in millions):

Balance at December 31, 2018	$14.2
Additions based on tax positions related to the current year	1.5
Additions for tax positions of prior years	1.4
Reductions for tax positions of prior years	(0.8)
Balance at December 31, 2019	16.3
Additions based on tax positions related to the current year	0.5
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(1.5)
Balance at December 31, 2020	$15.3

As of December 31, 2020 and 2019, the net liability for unrecognized tax benefits related to uncertain tax positions was $19.2 million and $19.3 million, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition. These amounts include penalties and interest related to tax uncertainties in income taxes of approximately $8.9 million and $7.9 million at December 31, 2020 and 2019, respectively. The Company records penalties and interest related to tax uncertainties in income taxes. The Company recorded an income tax expense related to an increase in its liability for interest and penalties of $0.8 million and $1.6 million for the years ended December 31, 2020 and 2019, respectively.

The Company is currently being audited by New York State for years 2007 through 2017 but does not expect that any potential assessments will be material to its results of operations. The Company is subject to future audits by New York State for all years after 2017. The Company’s remaining state income tax returns are subject to future audit for varying years after 2011. The Company’s Federal tax returns are subject to future audit for all years after 2016.

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

	Years Ending December 31,
	2020	2019
Basic:
Net income	$58,693	$81,917
Weighted average shares outstanding	26,571	27,407
Basic net income per share	$2.21	$2.99

Diluted:
Net income	$58,693	$81,917

Weighted average share outstanding	26,571	27,407
Restricted stock awards	109	72
Total	26,680	27,479

Diluted net income per share	$2.20	$2.98

7. Debt

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

8. Equity

Shares outstanding were 27.5 million and 27.4 million on December 31, 2020 and 2019, respectively.

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

On June 30, 2019, 264,900 RSAs were issued at a grant price of $19.17 per RSA. On March 5, 2020, 392,700 RSAs were issued at a grant price of $14.31 per RSA. On December 28, 2020, 69,500 RSAs were issued at a grant price of $18.18 per RSA.

As of December 31, 2020 and 2019, there were 1,079,650 and 660,950, respectively, of these RSAs outstanding with weighted average grant prices per RSA of $19.45 and $22.67, respectively, and 10,000 of these stock options outstanding with an exercise price of $25.55.

For the years ended December 31, 2020 and 2019, the Company recorded approximately $4.2 million and $2.8 million, respectively, in stock based compensation expense, which resulted in the recognition of tax benefits of approximately $1.0 million and $0.7 million, respectively.

The total compensation costs related to non-vested awards not yet recognized is approximately $11.2 million as of December 31, 2020.

During 2016, in accordance with the deferred compensation agreement (“DCCA”) with Mr. Gabelli for the full year of 2016 (“2016 DCCA”), the Company issued 2,314,695 Restricted Stock Units (“RSUs”), based upon the volume weighted average price (“VWAP”) of the Company’s Class A Stock for 2016 of $32.8187, in satisfaction of Mr. Gabelli’s variable compensation of $76.0 million for 2016. The 2016 DCCA was expensed ratably over 4 years. For 2019, the Company expensed 25%, or $19.0 million, of the 2016 DCCA cost. Notwithstanding its ability to settle the award in stock, given the Company’s intent to pay, and eventual settlement in, cash, in accordance with U.S. GAAP (ASC 718, Compensation—Stock Compensation), the award was accounted for as a liability-classified award and not as an equity-classified award. The liability was remeasured at fair value on each reporting period until the vesting date. Therefore, in accordance with U.S. GAAP, the Company marked to market the RSU payable on December 31, 2019 to the closing prices of the Company’s Class A Stock of $19.49. This mark to market adjustment resulted in a reduction of the RSU expense of $3.2 million for 2019. These RSUs vested 100% on January 2, 2020, and a cash payment in the amount of $43.7 million was made to the CEO. This payment was reduced by $32.3 million resulting from the DCCA being indexed to the GBL stock price and utilizing the lesser of the VWAP on the vesting date ($18.8812) versus the VWAP over 2016 ($32.8187).

On September 30, 2017, GAMCO entered into a DCCA with Mr. Gabelli whereby his variable compensation for the fourth quarter of 2017 (“Fourth Quarter 2017 DCCA”) was in the form of RSUs determined by the VWAP of the Company’s Class A Stock during the fourth quarter of 2017. During 2017, in accordance with the Fourth Quarter 2017 DCCA, the Company issued 530,662 RSUs, based upon the VWAP of the Company’s Class A Stock for the fourth quarter of 2017 of $29.1875, in satisfaction of Mr. Gabelli’s variable compensation of $15.5 million for that period. The Fourth Quarter 2017 DCCA was expensed ratably over 18 months. These RSUs vested 100% on April 1, 2019, and a cash payment in the amount of $11.0 million was made to the CEO. This payment was reduced by $4.5 million resulting from the DCCA being indexed to the GBL stock price and utilizing the lesser of the VWAP on the vesting date ($20.7916) versus the VWAP over the fourth quarter of 2017 ($29.1875).

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

On April 16, 2019 and September 16, 2019, GAMCO repurchased 1.2 million and 70 thousand shares, respectively, of Class A Stock at $21.00 and $20.07 per share, respectively, in private transactions. For the years ended December 31, 2020 and 2019, outside of the private transactions, the Company repurchased 296,296 and 551,675 shares, respectively, at an average price per share of $13.16 and $18.99, respectively. At December 31, 2020, the total shares available under the Stock Repurchase Program to be repurchased in the future were 2,874,659. The Stock Repurchase Program is not subject to an expiration date.

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

Dividends

During 2020 and 2019, the Company declared dividends of $0.98 per share and $0.08 per share, respectively, to class A and class B shareholders totaling $26.8 million and $2.2 million, respectively.

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

9. Goodwill and Identifiable Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less the liabilities assumed. At December 31, 2020 and 2019, there was goodwill of $0.2 million maintained on the consolidated statements of financial condition related to G.distributors.

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.3 million and $1.9 million at December 31, 2020 and 2019, respectively. This investment advisory agreement is next up for renewal in February 2022. As a result of becoming the advisor to the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.6 million at December 31, 2020 and 2019. The investment advisory agreements for the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. are next up for renewal in August 2021. Each of these investment advisory agreements are subject to annual renewal by the respective fund’s board of directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.

The Company assesses the recoverability of goodwill and intangible assets at least annually, or more often should events warrant. In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread quickly to numerous countries, including the U.S. On March 11, 2020, COVID-19 was identified as a global pandemic by the World Health Organization. In response to its spread, governmental authorities have imposed restrictions on travel and congregation and the temporary closure of many non-essential businesses in affected jurisdictions, including, beginning in March 2020, in the U.S. The pandemic and resulting economic dislocations have had adverse consequences for the portfolios of the Funds, including the Enterprise Fund, Bancroft Fund, and Ellsworth Fund. For the year ended December 31, 2020, as a result of the dislocations in the financial markets resulting from COVID-19, impairment analyses were performed which resulted in $589 thousand impairment charges to the identifiable intangible asset related to the Enterprise Fund included within other operating expenses on the consolidated statements of income. There was no impairment charge recorded to the identifiable intangible asset related to the Bancroft Fund or Ellsworth Fund.

At November 30, 2020 and 2019, management conducted its annual assessments of the recoverability of the intangible assets and determined that there was no impairment of it on the consolidated financial statements.

10. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings in the normal course of business. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial condition, operations, or cash flows at December 31, 2020.

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

This lease has been accounted for as a finance lease under FASB ASC Topic 842 (and prior to 2019, as a capital lease under FASB ASC Topic 840, Leases) as it transfers substantially all the benefits and risks of ownership to the Company. The Company has recorded the leased property as an asset and a lease obligation for the present value of the obligation of the leased property. The leased property is amortized on a straight-line basis from the date of the most recent extension to the end of the lease. The lease obligation is amortized over the same term using the interest method of accounting. Finance lease improvements are amortized from the date of expenditure through the end of the lease term or the useful life, whichever is shorter, on a straight-line basis. The lease provides that all operating expenses relating to the property (such as property taxes, utilities, and maintenance) are to be paid by the lessee, GAMCO. These are recognized as expenses in the periods in which they are incurred. Accumulated amortization on the leased property at December 31, 2020 and 2019 was approximately $5.5 million and $5.2 million, respectively.

The Company also rents office space under operating leases which expire at various dates through May 31, 2024.

The following table summarizes the Company’s leases for the years presented (in thousands, except lease term and discount rate):

	Years Ended December 31,
	2019	2018
Finance lease cost - interest expense	$1,062	$1,076
Finance lease cost - amortization of right-of-use asset	267	267
Operating lease cost	387	683
Sublease income	(184)	(485)
Total lease cost	$1,532	$1,541
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance lease	$-	$-
Operating cash flows from operating leases	328	725
Financing cash flows from finance lease	218	180
Total cash paid for amounts included in the measurement of lease liabilities	$546	$905
Right-of-use assets obtained in exchange for new operating lease liabilities	$324	1,431
Weighted average remaining lease term—finance lease (years)	8.0	9.3
Weighted average remaining lease term—operating leases (years)	2.2	2.8
Weighted average discount rate—finance lease	19.1%	19.1%
Weighted average discount rate—operating leases	5.0%	5.0%

The finance lease right-of-use asset, net of amortization, at December 31, 2020 and 2019 was $1.7 million and $1.9 million, respectively, and the operating right-of-use assets, net of amortization, were $0.8 million and $0.8 million, respectively, and these right-of-use assets were included within other assets in the consolidated statements of financial condition.

The following table summarizes the maturities of lease liabilities at December 31, 2020 (in thousands):

Year ending December 31,	Finance Leases	Operating Leases	Total Leases
2021	$1,294	$473	$1,767
2022	1,080	281	1,361
2023	1,080	185	1,265
2024	1,080	61	1,141
2025	1,080	-	1,080
Thereafter	3,240	-	3,240
Total lease payments	$8,854	$1,000	$9,854
Less imputed interest	(4,351)	(62)	(4,413)
Total lease liabilities	$4,503	$938	$5,441

The finance lease contains an escalation clause tied to the change in the New York Metropolitan Area Consumer Price Index which may cause the future minimum payments to exceed the amounts shown above. Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $0.6 million due over the next three years, which are due from affiliated entities.

11. Shareholder-Designated Charitable Contributions

During 2013, the Company established a shareholder-designated charitable contribution program. Under the program, each shareholder is eligible to designate a charity to which the Company would make a donation based upon the actual number of shares registered in the shareholder’s name. Shares held in nominee or street name are not eligible to participate. During 2020 and 2019, the Company recorded a charge of $5.4 million and $4.5 million, respectively, which were included in shareholder-designated charitable contributions on the consolidated statements of income.

12. Related Party Transactions

The following is a summary of certain related party transactions.

GGCP Holdings, LLC, a subsidiary of GGCP, which is majority-owned by Mr. Gabelli, owns a majority of the outstanding shares of the Company’s Class B Stock. As of both December 31, 2020 and 2019, such ownership represented approximately 92% of the combined voting power of the outstanding common stock and approximately 67% of the equity interest. As of December 31, 2020 and 2019, AC and its subsidiaries own approximately 2.8 million and 2.9 million shares, respectively, of the Company’s Class A Stock representing approximately 1% and 1%, respectively, of the combined voting power and approximately 10% and 11%, respectively, of the equity interest. AC is majority-owned by GGCP Holdings, LLC. Accordingly, Mr. Gabelli is deemed to control GBL.

Leases

The Company leases an approximately 60,000 square foot building located at One Corporate Center, Rye, New York as one of its principal offices (the “Building”) from an entity controlled by members of the Chairman’s family. See Leases within Note 10 for further details.

The Company sub-leases approximately 3,300 square feet in the Building to LICT Corporation, a company for which Mr. Gabelli serves as Chairman and CEO, which pays rent at the base rate of $28 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses. The total amounts received in 2020 and 2019 for rent and other expenses under this lease were $120,384 and $115,573, respectively, which were recorded in other operating expenses as a credit on the consolidated statements of income. Concurrent with the extension of the lease on the Building during 2008, the Company and LICT Corporation further agreed to extend the term of the sub-lease until December 2023 on the same terms and conditions. The Company also sub-leases approximately 1,600 square feet in the Building to Teton, a company which is majority owned by GGCP Holdings LLC. Teton pays rent at the base rate of $37.75 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses. The total amount received in 2020 and 2019 for rent and other expenses under this lease were $69,951 and $67,752, respectively, which were recorded in other operating expenses as a credit on the consolidated statements of income. For January 1, 2019 through August 4, 2020, the Company sub-leased approximately 13,800 square feet in the Building to AC. For August 5, 2020 through December 31, 2020, the Company sub-leased approximately 5,200 square feet in the Building to AC. AC pays rent at the base rate of $22.32 per square foot plus $3 per square foot for electricity. The total amount received in 2020 and 2019 for rent and other expenses under this lease was $143,588 and $485,333, respectively, which was recorded in distribution fees and other income on the consolidated statements of income. For August 5, 2020 through December 31, 2020, the Company sub-leased approximately 2,800 square feet in the Building to Morgan Group Holding Co., a subsidiary of GGCP. The total amount received in 2020 for rent and other expenses under this lease was $40,531, which was recorded in distribution fees and other income on the consolidated statements of income.

Effective September 1, 2019, the Company leases office space located at 191 Mason Street, Greenwich, Connecticut from AC for its other principal office. During 2020 and 2019, the Company paid AC $116,400 and $29,100, respectively, in rent per year.

Investment Advisory Services

GAMCO has entered into agreements to provide advisory and administrative services to MJG Associates, Inc., which is wholly-owned by Mr. Gabelli, with respect to the private investment funds managed by them. Pursuant to such agreements, MJG Associates, Inc. paid GAMCO $10,000 (excluding reimbursement of expenses) for each of the years 2020 and 2019.

The Company serves as the investment advisor for the Funds and earns advisory fees based on predetermined percentages of the average net assets of the Funds. In addition, G.distributors has entered into distribution agreements with each of the Funds. It also distributes funds managed by Teton and its affiliates. As principal distributor, G.distributors incurs certain promotional and distribution costs related to the sale of Fund shares, for which it receives a distribution fee from the Funds or reimbursement from the investment advisor. For 2020 and 2019, the Company received $23.1 million and $29.2 million, respectively, in distributions fees. Advisory and distribution fees receivable from the Funds were approximately $24.4 million and $31.0 million at December 31, 2020 and 2019, respectively.

Pursuant to an agreement between Gabelli & Company Investment Advisers, Inc. (“GCI”) (formerly called Gabelli Securities, Inc.) and Gabelli Funds, Gabelli Funds pays to GCI 90% of the net revenues received by Gabelli Funds related to being the advisor to the SICAV. Net revenues are defined as gross advisory fees less expenses related to payouts and expenses of the SICAV paid by Gabelli Funds. The amounts paid by Gabelli Funds to GCI for 2020 and 2019 were $7.2 million and $7.6 million, respectively, and were included in other operating expenses on the consolidated statements of income.

Compensation

Immediately preceding the initial public offering in February 1999, GBL and the Company’s Chairman and CEO, Mr. Gabelli, entered into an employment agreement. On February 6, 2008, Mr. Gabelli entered into an amended and restated employment agreement (as amended, the “2008 Employment Agreement”) with the Company, which was initially approved by the Company’s shareholders on November 30, 2007 and approved again on May 6, 2011, May 5, 2015, and June 5, 2020.

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

During 2020, Mr. Gabelli elected to waive $14.7 million in compensation that he would otherwise have been entitled to under his 2008 Employment Agreement relating to the period of July 1, 2020 to November 10, 2020. During 2019, Mr. Gabelli elected to waive $27.2 million in compensation that he would otherwise have been entitled to under his 2008 Employment Agreement relating to the periods of January 1, 2019 to March 31, 2019 and September 1, 2019 to November 30, 2019.

Other

For 2020 and 2019, the Company incurred variable costs (but not the fixed costs) of $134,000 and $317,000, respectively, for actual usage relating to the use of aircraft in which GGCP owns the fractional interests.

GBL and Teton entered into a transitional administrative and management service agreement in connection with the spin-off of Teton from GBL that formalized certain arrangements. Effective January 1, 2011, Teton and GBL renegotiated the terms of the sub-administration agreement from a flat 0.20% on the average net assets of the mutual funds managed by Teton to 0.20% on the first $370 million in average net assets, 0.12% on the next $630 million in average net assets, and 0.10% on average net assets in excess of $1 billion, as compensation for providing mutual fund administration services. Additionally, Teton paid to GBL an administrative services fee of $4,167 per month. During 2020 and 2019, there was $1.5 million and $2.0 million, respectively, included in distribution fees and other income on the consolidated statements of income.

Effective January 1, 2014, GAMCO Asset and Gabelli Funds each entered into a research services agreement with G.research, LLC, a wholly-owned subsidiary of GCI, for G.research, LLC to provide them with the same types of research services that it provides to its other clients. This agreement ended December 31, 2019. For the year ended December 31, 2019, GAMCO Asset and Gabelli Funds both paid G.research, LLC $750 thousand.

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

13. Regulatory Requirements

The Company’s broker-dealer subsidiary, G.distributors, is subject to certain net capital requirements. G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended. The requirement was $250,000 for the broker-dealer at December 31, 2020 and 2019. At December 31, 2020 and 2019, G.distributors had net capital, as defined, of approximately $1.4 million and $4.3 million, respectively, exceeding the regulatory requirement by approximately $1.1 million and $4.1 million, respectively. During 2020, G.distributors paid $4.3 million in dividends to its parent, Distributors Holdings, Inc. Net capital requirements for the Company’s affiliated broker-dealer may increase in accordance with the rules and regulations applicable to broker-dealers to the extent G.distributors engages in other business activities.

The Company’s  subsidiary,  GAMCO Asset  Management (UK)  Limited is authorized and regulated by the Financial  Conduct Authority (“FCA”). In February 2011, GAMCO Asset Management (UK) Limited increased its permitted license with the FCA’s predecessor, the Financial Services Authority. At December 31, 2020 and 2019, GAMCO Asset Management (UK) Limited held total capital of £708 thousand and £668 thousand ($961 thousand and $876 thousand), respectively, and had a Financial Resources Requirement of £195 thousand and £194 thousand ($265 thousand and $254 thousand), respectively. These minimum requirements have consistently been met or exceeded.

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

15. Profit Sharing Plan and Incentive Savings Plan

The Company has a qualified contributory employee profit sharing plan and incentive savings plan covering substantially all teammates. Company contributions to the plans are determined annually by the Board of Directors, but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code. For the years ended December 31, 2020 and 2019, the Company accrued contributions of approximately $97 thousand, and $104 thousand to the plans, respectively.

16. Subsequent Events

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

On February 2, 2021, the Board of Directors declared a regular quarterly dividend of $0.02 per share to all of its shareholders, payable on March 30, 2021 to shareholders of record on March 16, 2021.

From January 1, 2021 to March 4, 2021, the Company repurchased 41,888 shares at $18.33 per share. As a result, there are 2,832,771 shares available to be repurchased under the Company’s existing buyback plan at March 4, 2021.

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

(b) Management’s Report on Internal Control Over Financial Reporting

GBL’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Management, with the participation of the principal executive officer and under the supervision of the principal financial officers, of the Company conducted an evaluation of the effectiveness of GBL's internal control over financial reporting as of December 31, 2020, as required by Rule 13a-15(c) of the Exchange Act. There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal control over financial reporting controls can only provide reasonable assurance of achieving their control objectives. In making its assessment of the effectiveness of its internal control over financial reporting, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013.

Based on its evaluation, management concluded that, as of December 31, 2020, the Company maintained effective internal control over financial reporting. The independent registered public accounting firm that audited the consolidated financial statements has issued an attestation report on the Company's internal control over financial reporting. The report on the audit of internal control over financial reporting is included in Item 8 in this Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Directors and Executive Officers of GBL and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Shareholders (the “Proxy Statement”).

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

In addition to the certifications attached as Exhibits to this Form 10-K, following its 2020 Annual Meeting, GBL also submitted to the New York Stock Exchange (“NYSE”) a certification by our Chief Executive Officer that he is not aware of any violations by GBL of the NYSE corporate governance listing standards as of the date of the certification.

ITEM 11: EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2021 annual meeting of stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2021 annual meeting of stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2021 annual meeting of stockholders.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2021 annual meeting of stockholders.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)  List of documents filed as part of this report:

(1) Consolidated financial statements and independent registered public accounting firm’s reports included herein:
See index on page 39.

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
2.1
Separation and Distribution Agreement, dated November 30, 2015, by and between GAMCO Investors, Inc. (the “Company”) and Associated Capital Group, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated November 30, 2015 filed with the SEC on December 4, 2015).

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated November 20, 2013 filed with the SEC on November 22, 2013).
3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K dated November 20, 2013 filed with the SEC on November 22, 2013).
3.3
Amendment No. 1 to Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K dated September 23, 2014 filed with the SEC on September 26, 2014).

3.4
Amendment No. 2 to Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 8-K dated February 20, 2020 filed with the SEC on February 21, 2020).

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K dated November 20, 2013 filed with the SEC on November 22, 2013).
4.2
Indenture, dated as of December 31, 2010, by and between the Company and Computershare Trust Company, N.A., as Trustee (includes form of 0% Subordinated Debenture due 2015). (Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated December 31, 2010 filed with the SEC on January 6, 2011).

4.3
First Supplemental Indenture, dated as of November 22, 2013, by and between the Company and, Computershare Trust Company, N.A. as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Report on Form 8-K dated November 20, 2013 filed with the SEC on November 22, 2013).

4.4
Indenture, dated as of February 6, 2002, by and between the Company and The Bank of New York, as Trustee. (Incorporated   by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated February 8, 2002 filed with the SEC on February 8, 2002).

4.5
Second Supplemental Indenture, dated May 31, 2011, by and between the Company and The Bank of New York Mellon, as Trustee (includes form of 5.875% Senior Notes due 2021). (Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated May 25, 2011 filed with the SEC on May 31, 2011).

4.6
Third Supplemental Indenture, dated November 22, 2013, by and between the Company and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K dated November 20, 2013 filed with the SEC on November 22, 2013).

4.7
Convertible Promissory Note, dated August 15, 2016, issued by the Company to Cascade Investment, L.L.C. (Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated August 15, 2016 filed with the SEC on August 16, 2016).

4.8
Irrevocable Standby Letter of Credit Agreement No. 1, dated August 15, 2016, issued by the Company in favor of GGCP, Inc. (Incorporated by reference to Exhibit 4.2 to the Company's Report on Form 8-K dated August 15, 2016 filed with the SEC on August 16, 2016).

4.9
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (Incorporated by reference to Exhibit 4.9 to the Company's Report on Form 10-K filed with the SEC on March 6, 2020).

10.1
Tax Indemnification Agreement between the Company and Gabelli Funds, Inc. (Incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-51023) filed with the SEC on January 29, 1999).

10.2	The Company's 2002 Stock Award and Incentive Plan (Incorporated by reference to Exhibit A to the Company's definitive proxy statement on Schedule 14A filed with the SEC on April 30, 2002). *

10.3
First Amendment to the Company’s 2002 Stock Award and Incentive Plan (Incorporated by reference to Annex D to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on October 30, 2013).*

10.4
Second Amendment to the Company’s 2002 Stock Award and Incentive Plan (Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 21, 2016).*

10.5
Third Amendment to the Company’s 2002 Stock Award and Incentive Plan (Incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 12, 2017).*

10.6
Employment Agreement, dated February 6, 2008, by and between the Company and Mario J. Gabelli (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated February 6, 2008 filed with the SEC on February 7, 2008).*

10.7
Service Mark and Name License Agreement, dated November 30, 2015, by and between the Company and Associated Capital Group, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated November 30, 2015 filed with the SEC on December 4, 2015).

10.8
Transitional Administrative and Management Services Agreement, dated November 30, 2015, by and between the Company and Associated Capital Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K dated November 30, 2015 filed with the SEC on December 4, 2015).

10.9
Promissory note, dated November 30, 2015, issued by the Company to Associated Capital Group, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 8-K dated November 30, 2015 filed with the SEC on December 4, 2015).

10.10
Tax Indemnity and Sharing Agreement, dated November 30, 2015, by and between GAMCO Investors, Inc. and Associated Capital Group, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 8-K dated November 30, 2015 filed with the SEC on December 4, 2015).

10.11
Restricted Stock Unit Agreement, dated December 21, 2015, by and between the Company and Mario J. Gabelli. (Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K dated December 21, 2015 filed with the SEC on December 28, 2015).

10.12
Note Purchase Agreement, dated August 15, 2016, by and among Cascade Investment, L.L.C., the Company, Mario J. Gabelli and GGCP, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated August 15, 2016 filed with the SEC on August 16, 2016).

10.13
Registration Rights Agreement, dated August 15, 2016, by and between Cascade Investment, L.L.C. and the Company. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K dated August 15, 2016 filed with the SEC on August 16, 2016).

10.14
Escrow Agreement, dated August 15, 2016, by and among the Company, GGCP, Inc., Cascade Investment, L.L.C. and JPMorgan Chase Bank, National Association. (Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 8-K dated August 15, 2016 filed with the SEC on August 16, 2016).

10.15
Restricted Stock Unit Agreement, dated December 23, 2016, by and between the Company and Mario J. Gabelli. (Incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K dated December 23, 2016 filed with the SEC on December 29, 2016).

10.16
Restricted Stock Unit Agreement, dated September 30, 2017, by and between the Company and Mario J. Gabelli. (Incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K dated September 30, 2017 filed with the SEC on October 5, 2017).

10.17
Promissory Note, dated December 28, 2015 issued by the Company to GGCP, Inc. (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016).

10.18
License Agreement, dated February 9, 1999, by and among the Company, Gabelli International Limited, Gabelli International II Limited, Gabelli Fund, LDC, and Gabelli Performance Partnership, L.P. and MJG Associates, Inc. (Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016).

21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney (included on page 74 of this Report).
31.1	Certification of CEO pursuant to Rule 13a-14(a).
31.2	Certification of PFO pursuant to Rule 13a-14(a).
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of PFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Compensatory agreements.

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Rye, State of New York, on March 4, 2021.

GAMCO INVESTORS, INC.

By: /s/ Kieran Caterina
Name: Kieran Caterina
Title: Principal Financial Officer

Date: March 4, 2021

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

Signature	Title	Date

/s/ Mario J. Gabelli	Chairman of the Board,	March 4, 2021
Mario J. Gabelli	Chief Executive Officer
(Principal Executive Officer)
and Director

/s/ Kieran Caterina	Chief Accounting Officer	March 4, 2021
Kieran Caterina	(Principal Financial Officer)

/s/ Edwin L. Artzt	Director	March 4, 2021
Edwin L. Artzt

/s/ Raymond C. Avansino, Jr.	Director	March 4, 2021
Raymond C. Avansino, Jr.

/s/ Leslie B. Daniels	Director	March 4, 2021
Leslie B. Daniels

/s/ Eugene R. McGrath	Director	March 4, 2021
Eugene R. McGrath

/s/ Robert S. Prather, Jr.	Director	March 4, 2021
Robert S. Prather, Jr.

/s/ Elisa M. Wilson	Director	March 4, 2021
Elisa M. Wilson