Form 10-Q
period 2021-03-31
GAMCO INVESTORS, INC. ET AL
filed 2021-05-06
CIK 1060349

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class		Outstanding at April 30, 2021
Class A Common Stock, $0.001 par value	(Including 983,070 restricted stock awards)	8,290,951
Class B Common Stock, $0.001 par value		19,024,117

GAMCO INVESTORS, INC. AND SUBSIDIARIES

* Items other than those listed above have been omitted because they are not applicable.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(in thousands, except per share data)

	March 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents (a)	$118,868	$33,325
Short-term investments in U.S. Treasury Bills	9,999	64,988
Investments in securities, at fair value	30,430	25,845
Receivable from brokers	4,344	5,833
Investment advisory fees receivable	23,034	28,796
Receivable from affiliates	3,824	4,882
Goodwill and identifiable intangible assets	3,176	3,176
Deferred tax asset and income tax receivable	9,292	9,462
Other assets	10,826	9,095
Total assets	$213,793	$185,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Income taxes payable	$11,383	$3,910
Lease liability obligations	7,177	5,208
Compensation payable	29,302	21,543
Securities Sold, not yet purchased	-	799
Payable to affiliates	387	3,843
Accrued expenses and other liabilities	39,648	38,973
Sub-total	87,897	74,276
5.875% Senior Notes (net of issuance costs of $4 and $10, respectively) (due June 1, 2021) (Note 7)	24,221	24,215
Total liabilities	112,118	98,491

Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 16,607,426 and 16,621,426 shares issued, respectively; 8,367,616 and 8,478,694 shares outstanding, respectively	14	14
Class B Common Stock, $0.001 par value; 25,000,000 shares authorized; 24,000,000 shares issued; 19,024,117 outstanding	19	19
Additional paid-in capital	22,385	21,219
Retained earnings	409,788	394,386
Accumulated other comprehensive loss	(155)	(165)
Treasury stock, at cost (8,239,810 and 8,142,732 shares, respectively)	(330,376)	(328,562)
Total stockholders’ equity	101,675	86,911
Total liabilities and stockholders’ equity	$213,793	$185,402

(a)	Includes U.S. Treasury Bills with maturities of three months or less when purchased of $108.0 million and $15.0 million at March 31, 2021 and December 31, 2020, respectively.

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenues
Investment advisory and incentive fees	$61,470	$62,273
Distribution fees and other income	6,458	7,294
Total revenues	67,928	69,567
Expenses
Compensation	30,682	29,250
Management fee	2,517	1,665
Distribution costs	6,971	7,630
Other operating expenses	5,304	5,702
Total expenses	45,474	44,247

Operating income	22,454	25,320
Non-operating income / (loss)
Gain / (loss) from investments, net	680	(10,237)
Interest and dividend income	185	544
Interest expense	(662)	(647)
Total non-operating income / (loss)	203	(10,340)
Income before income taxes	22,657	14,980
Provision for income taxes	6,707	3,735
Net income	$15,950	$11,245

Earnings per share:
Basic	$0.60	$0.42
Diluted	$0.59	$0.42

Weighted average shares outstanding:
Basic	26,393	26,687
Diluted	26,887	26,770

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(in thousands)

	Three Months Ended
	March 31,
	2021	2020

Net income	$15,950	$11,245
Other comprehensive income / (loss):
Foreign currency translation gain / (loss)	10	(61)
Total comprehensive income	$15,960	$11,184

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(in thousands, except per share data)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2020	$33	$21,219	$394,386	$(165)	$(328,562)	$86,911
Net income	-	-	15,950	-	-	15,950
Foreign currency translation	-	-	-	10	-	10
Dividends declared ($0.02 per share)	-	-	(548)	-	-	(548)
Stock based compensation expense	-	1,166	-	-	-	1,166
Purchase of treasury stock	-	-	-	-	(1,814)	(1,814)
Balance at March 31, 2021	$33	$22,385	$409,788	$(155)	$(330,376)	$101,675

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2019	$33	$17,033	$362,515	$(204)	$(324,660)	$54,717
Net income	-	-	11,245	-	-	11,245
Foreign currency translation	-	-	-	(61)	-	(61)
Dividends declared ($0.02 per share)	-	-	(552)	-	-	(552)
Stock based compensation expense	-	941	-	-	-	941
Purchase of treasury stock	-	-	-	-	(946)	(946)
Balance at March 31, 2020	$33	$17,974	$373,208	$(265)	$(325,606)	$65,344

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income	$15,950	$11,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	334	209
Accretion of discounts and amortization of premiums	(19)	36
Stock based compensation expense	1,166	941
Deferred income taxes	(138)	8,281
Foreign currency translation gain / (loss)	10	(61)
Cost basis of donated securities	-	-
Unrealized (gains) / losses on securities	(2,244)	5,906
Net realized loss on securities	2,163	530
Impairment charge on intangible asset	-	428
(Increase) decrease in assets:
Investments in securities	(1,579)	3,647
Receivable from brokers	1,489	(2,818)
Investment advisory fees receivable	5,762	16,844
Receivable from affiliates	1,059	15
Income taxes receivable	307	(2,936)
Other assets	(2,056)	621
Increase (decrease) in liabilities:
Payable to brokers	132	-
Income taxes payable	7,472	(536)
Compensation payable	7,759	(42,984)
Payable to affiliates	(3,456)	(3,717)
Accrued expenses and other liabilities	2,554	(5,826)
Total adjustments	20,715	(21,420)
Net cash provided by / (used in)operating activities	36,665	(10,175)
Cash flows from investing activities:
Purchases of securities	(4,882)	(151)
Proceeds from sales and repayments of securities	56,165	3,487
Return of capital on securities	-	2
Net cash provided by investing activities	51,283	3,338
Cash flows from financing activities:
Dividends paid	(528)	(533)
Purchase of treasury stock	(1,814)	(946)
Repayment of principal portion of lease liability	(61)	-
Net cash used in financing activities	(2,403)	(1,479)
Effect of exchange rates on cash and cash equivalents	(2)	14
Net increase / (decrease) in cash and cash equivalents	85,543	(8,302)
Cash and cash equivalents, beginning of period	33,325	86,136
Cash and cash equivalents, end of period	$118,868	$77,834
Supplemental disclosures of cash flow information:
Cash paid for interest	$300	$279
Cash paid for taxes	$30	$800
Supplemental disclosure of non-cash activity:
For the three months ended March 31, 2021 and 2020, the Company accrued dividends on restricted stock awards of $20 and $18, respectively.

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Organization and Description of Business

Unless indicated otherwise, or the context otherwise requires, references in this report to “GAMCO Investors, Inc.,” “GAMCO,” “the Company,” “the Firm,” and “GBL” or similar terms are to GAMCO Investors, Inc., its predecessors, and its subsidiaries.

GAMCO (New York Stock Exchange (“NYSE”): GBL), a company incorporated under the laws of Delaware, is a widely-recognized provider of investment advisory services to 24 open-end funds, 16 closed-end funds, 2 actively managed semi-transparent exchange traded funds (“ETFs”), one société d’investissement à capital variable (“SICAV”), and approximately 1,500 institutional and private wealth management (“Institutional and PWM”) investors principally in the United States (U.S.). The Company generally manages assets on a fully discretionary basis and invests in a variety of U.S. and international securities through various investment styles including value, growth, non-market correlated, and convertible securities. The Company’s revenues are based primarily on the levels of assets under management (“AUM”) and fees associated with the various investment products.

GAMCO offers a wide range of solutions for clients across Value and Growth Equity, ESG, Convertibles, sector-focused strategies including Gold and Utilities, Merger Arbitrage, and Fixed Income. In 1977, GAMCO started its well-known All Cap Value strategy, Gabelli Value, and in 1986 entered the mutual fund business.

The investment advisory business is conducted principally through the following subsidiaries: Gabelli Funds, LLC (open-end funds, closed-end funds, and actively managed semi-transparent ETFs) (“Gabelli Funds”) and GAMCO Asset Management Inc. (Institutional and PWM) (“GAMCO Asset”). The distribution of open-end funds and actively managed semi-transparent ETFs are conducted through G.distributors, LLC (“G.distributors”), the Company’s broker-dealer subsidiary.

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

These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2020.

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

Recent Accounting Developments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Accounting for Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Currently, U.S. GAAP requires an “incurred loss” methodology that delays recognition until it is probable a loss has been incurred. Under ASU 2016-13, the allowance for credit losses must be deducted from the amortized cost of the financial asset to present the net amount expected to be collected. The consolidated statement of income will reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), Leases (Topic 842): Effective Dates (ASU 2019-10), which deferred the effective date of this guidance for smaller reporting companies for three years. This guidance is effective for the Company on January 1, 2023 and requires a modified retrospective transition method, which will result in a cumulative-effect adjustment in retained earnings upon adoption. Early adoption is permitted. The Company is currently assessing the potential impact of this new guidance on the Company’s consolidated financial statements.

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

2.  Revenue Recognition

The discussion below includes all material revenue streams that are within the scope of ASU 2014-09, Revenue From Contracts With Customers (Topic 606) (“ASU 2014-09”). In all cases for all revenue streams discussed below, the revenue generated is from a single transaction price and there is no need to allocate the amounts across more than a single revenue stream. The customer for all revenues derived from mutual funds, closed-end funds, and ETFs (collectively, the “Funds”) described in detail below has been determined to be each Fund itself and not the ultimate underlying investor in each Fund.

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

Advisory Fee Revenues

Advisory fees for Funds, sub-advisory accounts, and the SICAV are earned based on predetermined percentages of the average net assets of the individual Funds and are recognized as revenues as the related services are performed. Fees for mutual Funds, one non-U.S. closed-end Fund, ETFs, sub-advisory accounts, and the SICAV are computed on a daily basis based on average daily net AUM. Fees for U.S. closed-end Funds are computed on average weekly net AUM and fees for one non-U.S. closed-end Fund are computed on a daily basis based on daily market value. These fees are received in cash after the end of each monthly period within 30 days. The revenue recognition occurs ratably as the performance obligation (advising the Fund) is met continuously over time. There is a risk of non-payment and, therefore, an impairment loss on these receivables is possible at each reporting date. There were no such impairment losses for the periods presented.

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

Revenue Disaggregated

The following table presents the Company’s revenue disaggregated by investment vehicle (in thousands):

	Three Months Ended March 31,
	2021	2020
Investment advisory and incentive fees:
Mutual Funds	$23,472	$23,556
Closed-end Funds	18,082	16,420
Sub-advisory accounts	616	732
Institutional & PWM	17,599	20,005
SICAV	1,316	1,465
Performance-based	385	95
Distribution fees and other income	6,458	7,294
Total revenues	$67,928	$69,567

3.  Investment in Securities

Investments in equity securities and funds at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021		December 31, 2020
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Investments in equity securities and funds:
Common stocks	$38,297	$19,068	$41,341	$19,099
Open-end funds	5,632	5,960	5,757	6,128
Actively managed semi-transparent ETFs	5,000	4,890	-	-
Closed-end Funds	510	512	628	618
Total investments in equity securities and funds	$49,439	$30,430	$47,726	$25,845

Investments in equity securities and funds, including the Company’s investments in common stocks and the Funds, are stated at fair value with any unrealized gains or losses reported in each respective period’s earnings.

Investments in debt securities at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Short-term investments in U.S. Treasury Bills:
U.S. Treasury Bills	$9,999	$1	$-	$10,000
Total short-term investments in U.S. Treasury Bills	$9,999	$1	$-	$10,000

	December 31, 2020
	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Short-term investments in U.S. Treasury Bills:
U.S. Treasury Bills	$64,988	$6	$-	$64,994
Total short-term investments in U.S. Treasury Bills	$64,988	$6	$-	$64,994

The maturity dates of all of the Company’s investments in debt securities are less than one year.

Securities sold, not yet purchased at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021		December 31, 2020
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Investments in equity securities:
Common stocks	$-	$-	$728	$799
Total securities sold, not yet purchased	$-	$-	$728	$799

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

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2021 and December 31, 2020 (in thousands):

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2021

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2021
Cash equivalents	$118,377	$-	$-	$118,377
Investments in securities:
Common stocks	19,068	-	-	19,068
Open-end Funds	5,960	-	-	5,960
Actively managed semi-transparent ETFs	4,890	-	-	4,890
Closed-end Funds	512	-	-	512
Total investments in securities	30,430	-	-	30,430
Total assets at fair value	$148,807	$-	$-	$148,807

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2020
Cash equivalents	$32,661	$-	$-	$32,661
Investments in securities:
Common stocks	19,099	-	-	19,099
Open-end Funds	6,128	-	-	6,128
Closed-end Funds	618	-	-	618
Total investments in securities	25,845	-	-	25,845
Total assets at fair value	$58,506	$-	$-	$58,506
Liabilities
Securities sold, not yet purchased:
Trading - Common stocks	$799	$-	$-	$799
Total securities sold, not yet purchased	$799	$-	$-	$799

Cash equivalents primarily consist of an affiliated money market mutual fund, which is invested solely in U.S. Treasuries and valued based on the net asset value of the fund.

Financial assets not carried at fair value

The following table presents the carrying value and fair value of the Company’s investments in debt securities not carried at fair value as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value Level 1	Carrying Value	Fair Value Level 1
U.S. Treasury Bills	$9,999	$10,000	$64,988	$64,994
Total	$9,999	$10,000	$64,988	$64,994

At March 31, 2021 and December 31, 2020, the Senior Notes were recorded at face value, net of amortized issuance costs, as follows (in thousands) on the Condensed Consolidated Statements of Financial Condition:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value Level 2	Carrying Value	Fair Value Level 2
5.875% Senior notes	$24,221	$24,398	$24,215	$24,554
Total	$24,221	$24,398	$24,215	$24,554

The carrying value of other financial assets and liabilities approximates their fair value based on the short-term nature of these items.

5. Income Taxes

The effective tax rate (“ETR”) for the three months ended March 31, 2021 and 2020 was 29.6% and 24.9%, respectively. This increase is primarily due to the non-deductibility of certain expenses as a result of the 2017 Tax Cuts and Jobs Act.

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

	Three Months Ended March 31,
	2021	2020
Basic:
Net income	$15,950	$11,245
Weighted average shares outstanding	26,393	26,687

Basic net income per share	$0.60	$0.42

Diluted:
Net income	$15,950	$11,245

Weighted average shares outstanding	26,393	26,687
Restricted stock awards	494	83
Total	26,887	26,770

Diluted net income per share	$0.59	$0.42

7. Debt

Senior Notes

On May 31, 2011, the Company issued 10-year, $100 million senior notes (“Senior Notes”).  The Senior Notes mature on June 1, 2021 and bear interest at 5.875% per annum, payable semi-annually on June 1 and December 1 of each year and commenced on December 1, 2011.
At March 31, 2021 and December 31, 2020, the debt was recorded at its face value, net of issuance costs, of $24.2 million.

8. Stockholders’ Equity

Shares outstanding were 27.4 million and 27.5 million on March 31, 2021 and December 31, 2020, respectively.

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

As of March 31, 2021 and December 31, 2020, there were 1,065,650 and 1,079,650, respectively, of these RSAs outstanding with weighted average grant prices per RSA of $19.46 and $19.45, respectively, and 10,000 stock options outstanding with an exercise price of $25.55.

For the three months ended March 31, 2021 and 2020, the Company recognized stock-based non-cash compensation expense of $1.2 million and $0.9 million, respectively.

The total compensation costs related to non-vested awards to teammates, excluding the CEO who received none, not yet recognized was approximately $10.1 million as of March 31, 2021.

On January 2, 2020, the Deferred Cash Compensation Agreement (“DCCA”) with the CEO covering compensation from 2016 vested in accordance with the terms of the agreement and a cash payment in the amount of $43.7 million was made to the CEO. This payment was reduced by $32.3 million resulting from the DCCA being indexed to the GBL stock price and utilizing the lesser of the VWAP on the vesting date ($18.8812) versus the VWAP over 2016 ($32.8187).

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

For the three months ended March 31, 2021 and 2020, the Company repurchased 97,078 and 55,093 shares, respectively, at an average price per share of $18.68 and $17.16, respectively. At March 31, 2021, the total shares available under the Stock Repurchase Program to be repurchased in the future were 2,777,581. The Stock Repurchase Program is not subject to an expiration date.

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

Dividends

During the three months ended March 31, 2021 and 2020, the Company declared dividends of $0.02 per share to shareholders of Class A Stock and Class B Stock.

Shelf Registration

In April 2018, the SEC declared effective the Company’s “shelf” registration statement on Form S-3 giving the Company the flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities, and equity securities (including common and preferred securities) up to a total amount of $500 million. The shelf is available through April 2021.

9. Goodwill and Identifiable Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less the liabilities assumed. At March 31, 2021 and December 31, 2020, there was goodwill of $0.2 million maintained on the Condensed Consolidated Statements of Financial Condition related to G.distributors.

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund (the “Enterprise Fund”) and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.3 million at March 31, 2021 and December 31, 2020. The investment advisory agreement for the Enterprise Fund is next up for renewal in February 2022. As a result of becoming the advisor to the Bancroft Fund Ltd. (the “Bancroft Fund”) and the Ellsworth Growth and Income Fund Ltd. (the “Ellsworth Fund”) and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.6 million at March 31, 2021 and December 31, 2020. The investment advisory agreements for the Bancroft Fund and the Ellsworth Fund are next up for renewal in August 2021. Each of these investment advisory agreements are subject to annual renewal by the respective fund’s board of directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.

The Company assesses the recoverability of goodwill and intangible assets at least annually, or more often should events warrant. In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread quickly to numerous countries, including the United States. On March 11, 2020, COVID-19 was identified as a global pandemic by the World Health Organization. In response to its spread, governmental authorities have imposed restrictions on travel and congregation and the temporary closure of many non-essential businesses in affected jurisdictions, including, beginning in March 2020, in the United States. The pandemic and resulting economic dislocations have had adverse consequences for the portfolios of the Funds, including the Enterprise Fund, Bancroft Fund, and Ellsworth Fund. For the three months ended March 31, 2020, as a result of the dislocations in the financial markets resulting from COVID-19, impairment analyses were performed which resulted in a $428 thousand impairment charge to the identifiable intangible asset related to the Enterprise Fund included within other operating expenses on the Condensed Consolidated Statements of Income. There were no indicators of impairment for the three months ended March 31, 2021 and, as such, there was no impairment analysis performed or charge recorded for such period. There was no impairment charge recorded to the identifiable intangible asset related to the Bancroft Fund or Ellsworth Fund.

10. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings in the normal course of business. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial condition, operations, or cash flows at March 31, 2021.

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

This lease has been accounted for as a finance lease under FASB ASC Topic 842 (and prior to 2019, as a capital lease under FASB ASC Topic 840, Leases) as it transfers substantially all the benefits and risks of ownership to the Company. The Company has recorded the leased property as an asset and a lease obligation for the present value of the obligation of the leased property. The leased property is amortized on a straight-line basis from the date of the most recent extension to the end of the lease. The lease obligation is amortized over the same term using the interest method of accounting. Finance lease improvements are amortized from the date of expenditure through the end of the lease term or the useful life, whichever is shorter, on a straight-line basis. The lease provides that all operating expenses relating to the property (such as property taxes, utilities, and maintenance) are to be paid by the lessee, GAMCO. These are recognized as expenses in the periods in which they are incurred. Accumulated amortization on the leased property at March 31, 2021 and December 31, 2020 was approximately $5.5 million and $5.5 million, respectively.

The Company also rents office space under operating leases, which expire at various dates through December 31, 2030.

The following table summarizes the Company’s leases for the periods presented (in thousands, except lease term and discount rate):

	Three Months Ended
	March 31,
	2021	2020
Finance lease cost - interest expense	$263	$269
Finance lease cost - amortization of right-of-use asset	67	67
Operating lease cost	183	75
Sublease income	(15)	(46)
Total lease cost	$498	$365

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance lease	$-	$-
Operating cash flows from operating leases	113	65
Financing cash flows from finance lease	61	51
Total cash paid for amounts included in the measurement of lease liabilities	$174	$116
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-
Weighted average remaining lease term—finance lease (years)	7.8	8.8
Weighted average remaining lease term—operating leases (years)	3.2	2.6
Weighted average discount rate—finance lease	19.1%	19.1%
Weighted average discount rate—operating leases	5.0%	5.0%

The finance lease right-of-use asset, net of amortization, at March 31, 2021 and December 31, 2020 was $1.6 million and $1.7 million, respectively, and the operating right-of-use assets, net of amortization, were $2.8 million and $0.8, respectively, and these right-of-use assets were included within other assets in the Condensed Consolidated Statements of Financial Condition.

The following table summarizes the maturities of lease liabilities at March 31, 2021 (in thousands):

Year ending December 31,	Finance Leases	Operating Leases	Total Leases
2021 (excluding the three months ended March 31, 2021)	$970	$673	$1,643
2022	1,080	638	1,718
2023	1,080	515	1,595
2024	1,080	391	1,471
2025	1,080	330	1,410
Thereafter	3,240	1,653	4,893
Total lease payments	$8,530	$4,200	$12,730
Less imputed interest	(4,197)	(1,189)	(5,386)
Total lease liabilities	$4,333	$3,011	$7,344

The finance lease contains an escalation clause tied to the change in the New York Metropolitan Area Consumer Price Index, which may cause the future minimum payments to exceed the amounts shown above. Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $0.5 million due over the next three years, which are due from affiliated entities.

11. Regulatory Requirements

The Company’s broker-dealer subsidiary, G.distributors, is subject to certain net capital requirements. G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended. The requirement was $250,000 for the broker-dealer at March 31, 2021. At March 31, 2021, G.distributors had net capital, as defined, of approximately $1.7 million, exceeding the regulatory requirement by approximately $1.5 million. Net capital requirements for the Company’s affiliated broker-dealer may increase in accordance with the rules and regulations applicable to broker-dealers to the extent G.distributors engages in other business activities.

12. Subsequent Events

From April 1, 2021 to May 5, 2021, the Company repurchased 62,065 shares at $19.00 per share.

On April 5, 2021, 67,980 RSAs vested in accordance with the RSA agreements.

On May 4, 2021, the Board of Directors declared its regular quarterly dividend of $0.02 per share to all of the Company’s shareholders, payable on June 29, 2021 to shareholders of record on June 15, 2021.

On May 5, 2021, the Board of Directors declared a special dividend of $2.00 in principal amount of 2-year interest-bearing subordinated debentures (the “Debentures”) for each share of common stock which is payable on June 15, 2021 to class A and class B shareholders of record on June 1, 2021. The Debentures will bear interest at a rate of 4% per annum in year one and 5% per annum in year two and mature on June 15, 2023. Interest on the Debentures is payable on June 15 and December 15 of each year. The Debentures are puttable at par, in whole or in part, starting on September 15, 2021

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Form 10-Q. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A of this Form 10-Q “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.

GAMCO (New York Stock Exchange (“NYSE”): GBL), a company incorporated under the laws of Delaware, is a widely-recognized provider of investment advisory services to 24 open-end funds, 16 closed-end funds, 2 actively managed semi-transparent Exchange Traded Funds (“ETFs”), one société d’investissement à capital variable (“SICAV”), and approximately 1,500 institutional and private wealth management (“Institutional and PWM”) investors principally in the United States (U.S.). The Company generally manages assets on a fully discretionary basis and invests in a variety of U.S. and international securities through various investment styles including value, growth, non-market correlated, and convertible securities. The Company’s revenues are based primarily on the levels of assets under management (“AUM”) and fees associated with the various investment products.

GAMCO offers a wide range of solutions for clients across Value and Growth Equity, ESG, Convertibles, sector-focused strategies including Gold and Utilities, Merger Arbitrage, and Fixed Income. In 1977, GAMCO started its well-known All Cap Value strategy, Gabelli Value, and in 1986 entered the mutual fund business.

The investment advisory business is conducted principally through the following subsidiaries: Gabelli Funds, LLC (open-end funds, closed-end funds, and actively managed semi-transparent ETFs) (“Gabelli Funds”) and GAMCO Asset Management Inc. (Institutional and PWM) (“GAMCO Asset”). The distribution of open-end funds and actively managed semi-transparent ETFs are conducted through G.distributors, LLC (“G.distributors”), the Company’s broker-dealer subsidiary.

As of March 31, 2021, we had $33.4 billion of assets under management (“AUM”).

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread quickly to numerous countries, including the U.S. On March 11, 2020, COVID-19 was identified as a global pandemic by the World Health Organization. In response to its spread, governmental authorities have imposed restrictions on travel and congregation and the temporary closure of many non-essential businesses in affected jurisdictions, including, beginning in March 2020, in the U.S. As world leaders focused on the unprecedented human and economic challenges of COVID-19, global equity markets plunged as the coronavirus pandemic spread. In March 2020, the unfolding events led to the worst month for stocks since 2008 and the worst first quarter since 1937. In the remainder of 2020 and continuing into the first quarter of 2021, as a result of unprecedented fiscal and monetary stimulus and the fast tracking of potential COVID-19 vaccines, some of which have been approved and have begun to be distributed, the markets have rebounded strongly. The pandemic and resulting economic dislocations have had adverse consequences on our AUM, resulting in decreased revenues, partially offset by decreased variable operating and compensation expenses. As a result of this pandemic, the majority of our employees (“teammates”) are working remotely. However, there has been no material impact of remote work arrangements on our operations, including our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures, and there has been no material challenge in implementing our business continuity plan.

Giving Back to Society – (Y)our “S” in ESG

Based on the February 28, 2021 record date shareholders who qualified for the most recent shareholder designated charitable contribution (“SDCC”) of $0.25 per share, GAMCO contributed $5.4 million in April 2021 to over 60 501(c)(3) institutions. Each eligible shareholder was able to choose whether a contribution of corporate funds based on their ownership interest was to be made, and, if so, to specify the recipient of that contribution. Since the inception of GAMCO’s SDCC program in 2013, shareholders have designated charitable gifts of close to $37 million to more than 280 charitable organizations.

When combined with our other charitable donations, this boosts our total contributions to approximately $62 million since our initial public offering in February 1999.

This charitable program underscores our giving back to society as part of our commitment to managing socially responsible portfolios since 1987, which has evolved to include integrating ESG (environmental, social, and governance) factors.

Actively managed semi-transparent ETFs

On February 1, 2021, we launched our first actively managed semi-transparent ETF, the Love our Planet & People ETF, which trades on the NYSE under the symbol LOPP. This Fund underscores our belief that an investment focus on the environment is essential to the future of the Planet. In an effort to encourage investment, and to acknowledge our appreciation for our private wealth and mutual fund clients, we are offering a loyalty program under which the first $100 million invested in LOPP will incur no fees or expenses for at least one year.

We launched our second ETF on February 16, 2021, the Gabelli Growth Innovators ETF, which trades on the NYSE under the symbol GGRW. This ETF provides an investment opportunity in businesses both enabling and benefitting from digital acceleration.

Assets Under Management

AUM was $33.4 billion as of March 31, 2021, an increase of $5.9 billion, or 21.5%, from the March 31, 2020 AUM of $27.5 billion. Equity AUM was $31.7 billion at March 31, 2021, an increase of $7.2 billion, or 29.4%, from the March 31, 2020 equity AUM of $24.5 billion. The first quarter 2021 activity consisted of $2.5 billion of market appreciation, offset partially by net cash outflows of $1.5 billion, and recurring distributions, net of reinvestments, from the mutual and closed-end funds (the “Funds”) of $0.1 million. Average total AUM was $33.4 billion in the first quarter of 2021 versus $33.6 billion in the first quarter of 2020, a decrease of 0.6%.

With the spread of the Coronavirus pandemic, investors sought havens in Gold, as well as opportunities in Growth, Global Growth, and Convertibles. The increase in firm-wide AUM in these strategies accelerated, with AUM totaling $2.7 billion at March 31, 2021, up 50% from $1.8 billion a year ago.

We earn incentive fees for assets attributable to certain preferred issues for our closed-end Funds, our GDL Fund (NYSE: GDL), the Gabelli Merger Plus+ Trust Plc (LSE: GMP), and the GAMCO Merger Arbitrage Fund. As of March 31, 2021, assets with incentive based fees were $1.2 billion, 14.3% below the $1.4 billion on March 31, 2020. The majority of these assets have calendar year-end measurement periods; therefore, our incentive fees are primarily recognized in the fourth quarter when the uncertainty is removed at the end of the annual measurement period.

Roll-forward of AUM (in millions)

	Three Months Ended March 31,
	2021	2020
Equities:
Mutual Funds
Beginning of period assets	$9,541	$10,481
Market appreciation (depreciation)	544	(2,144)
Net flows	(256)	(531)
Fund distributions, net of reinvestment	(4)	(8)
End of period assets	$9,825	$7,798

Closed-end Funds
Beginning of period assets	$7,773	$8,005
Market appreciation (depreciation)	464	(1,723)
Net flows	(17)	(64)
Fund distributions, net of reinvestment	(120)	(134)
End of period assets	$8,100	$6,084

Institutional & PWM
Beginning of period assets	$12,371	$14,565
Market appreciation (depreciation)	1,477	(3,961)
Net flows	(703)	(419)
End of period assets(a)	$13,145	$10,185

SICAV
Beginning of period assets	$474	$594
Market appreciation (depreciation)	(4)	(57)
Net flows	112	(57)
End of period assets	$582	$480

Total Equities
Beginning of period assets	$30,159	$33,645
Market appreciation (depreciation)	2,481	(7,885)
Net flows	(864)	(1,071)
Fund distributions, net of reinvestment	(124)	(142)
End of period assets	$31,652	$24,547

(a) Includes $180 million and $263 million of 100% U.S. Treasury Fund AUM at March 31, 2021 and 2020, respectively.

Roll-forward of AUM (in millions) (continued)

	Three Months Ended March 31,
	2021	2020
Fixed Income:
100% U.S. Treasury fund
Beginning of period assets	$2,370	$2,810
Market appreciation (depreciation)	-	10
Net flows	(645)	118
End of period assets	$1,725	$2,938

Institutional & PWM
Beginning of period assets	$32	$20
Market appreciation (depreciation)	-	-
Net flows	-	-
End of period assets	$32	$20

Total Fixed Income
Beginning of period assets	$2,402	$2,830
Market appreciation (depreciation)	-	10
Net flows	(645)	118
End of period assets	$1,757	$2,958

Total AUM
Beginning of period assets	$32,561	$36,475
Market appreciation (depreciation)	2,481	(7,875)
Net flows	(1,509)	(953)
Fund distributions, net of reinvestment	(124)	(142)
End of period assets	$33,409	$27,505

Our AUM by style at March 31, 2021 (in millions) was comprised of the following:

	Funds	Institutional & PWM	SICAV	Total
Value	$4,993	$7,942	$16	$12,951
Utilities	2,524	-	-	2,524
100% U.S. Treasury Fund	1,725	-	-	1,725
Growth	966	401	-	1,367
Convertibles	641	79	8	728
Gold	368	-	-	368
Other	8,433	4,755	558	13,746
Total	$19,650	$13,177	$582	$33,409

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

Non-operating income / (loss) includes gains / (losses) from investments, net (which includes both realized and unrealized gains and losses from securities), interest and dividend income, and interest expense. The gain / (loss) from investments, net is derived from our proprietary investment portfolio consisting of various public investments.

The following table (in thousands, except per share data) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Income contained in our condensed consolidated financial statements and should be read in conjunction with those statements included in Part I, Item 1 of this Form 10-Q.

	Three Months Ended March 31,
	2021	2020
Revenues
Investment advisory and incentive fees	$61,470	$62,273
Distribution fees and other income	6,458	7,294
Total revenues	67,928	69,567
Expenses
Compensation	30,682	29,250
Management fee	2,517	1,665
Distribution costs	6,971	7,630
Other operating expenses	5,304	5,702
Total expenses	45,474	44,247
Operating income	22,454	25,320
Non-operating income / (loss)
Gain / (loss) from investments, net	680	(10,237)
Interest and dividend income	185	544
Interest expense	(662)	(647)
Total non-operating income / (loss)	203	(10,340)
Income before income taxes	22,657	14,980
Provision for income taxes	6,707	3,735
Net income	$15,950	$11,245

Earnings per share:
Basic	$0.60	$0.42
Diluted	$0.59	$0.42

Three Months Ended March 31, 2021 Compared To Three Months Ended March 31, 2020

Overview

Net income for the first quarter of 2021 was $16.0 million, or $0.59 per fully diluted share, versus $11.2 million, or $0.42 per fully diluted share, in the first quarter of 2020. The quarter-to-quarter comparison was impacted by higher non-operating income, offset by lower revenues and higher compensation.

Revenues

Investment advisory and incentive fees for the first quarter of 2021 were $61.5 million, 1.3% lower than the 2020 comparative figure of $62.3 million due to lower average AUM. Mutual Fund revenues for the first quarter of 2021 decreased by 0.8% to $24.1 million from $24.3 million in the first quarter of 2020. Our closed-end Fund revenues increased 10.4% to $18.1 million in the first quarter 2021 from $16.4 million in the first quarter of 2020. Institutional and PWM account revenues, which are generally based on beginning of quarter AUM, decreased by 12.0% to $17.6 million in the first quarter of 2021 from $20.0 million in the first quarter of 2020. Revenues relating to the SICAV increased $0.1 million to $1.7 million in the first quarter of 2021, from $1.6 million in the first quarter of 2020.

Mutual Fund distribution fees and other income were $6.4 million for the first quarter of 2021, a decrease of $0.8 million or 11.0% from $7.3 million in the first quarter of 2020 primarily due to lower average AUM in equity mutual Funds that generate distribution fees.

Expenses

Compensation costs, which are largely variable, were $30.7 million in the first quarter of 2021, or 4.8% higher than prior year comparative compensation costs of $29.3 million. The quarter over quarter increase was comprised of a $0.9 million decrease in variable compensation expense offset by a $0.2 million increase in stock compensation expense and a $0.7 million increase in fixed compensation. The marking to market of the deferred cash compensation agreement (“DCCA”) reduced costs by $1.4 million in the prior quarter and resulted in an increase in compensation costs year over year.

Management fee expense, which is wholly variable and based on pretax income, increased to $2.5 million in the first quarter of 2021 from $1.7 million in the first quarter of 2020.

Distribution costs were $7.0 million in the first quarter of 2021, a decrease of $0.6 million, or 7.9%, from $7.6 million in the first quarter of 2020.

Other operating expenses were $5.3 million in the first quarter of 2021, a decrease of $0.4 million, or 7.0%, from $5.7 million in the first quarter of 2020.

Operating income for the first quarter of 2021 was $22.5 million, a decrease of $2.8 million, or 11.1%, from the $25.3 million in the first quarter of 2020. Operating income, as a percentage of revenues, was 33.1% in the first quarter of 2021 as compared to 36.4% in the first quarter of 2020.

Non-operating income / (loss)
Total non-operating income was $0.2 million for the first quarter of 2021 versus a loss of $10.3 million in the first quarter of 2020. Investment gains were $0.7 million in the first quarter of 2021 versus losses of $10.2 million in the first quarter of 2020. Interest and dividend income decreased to $0.2 million in the first quarter of 2021 from $0.5 million in the first quarter of 2020. Interest expense was $0.7 million and $0.6 million in the first quarter of 2021 and 2020, respectively.

The effective tax rates (“ETR”) for the three months ended March 31, 2021 and 2020 were 29.6% and 24.9%, respectively. This increase is primarily due to non-deductibility of certain expenses as a result of the 2017 Tax Cuts and Jobs Act.

Non-GAAP information and reconciliation

Operating income before management fee is used by management for purposes of evaluating its business operations. We believe this measure is useful in illustrating the operating results of the Company as management fee is based on pre-tax income before management fee, which includes non-operating items including gains / (losses) from investments, net from our proprietary investment portfolio, interest and dividend income, interest expense, and shareholder-designated contribution. We believe that an investor would find this useful in analyzing our business operations without the impact of the non-operating items such as trading and investment portfolios, interest and dividend income, interest expense, or shareholder-designated contribution.

Reconciliation of GAAP financial measures to non-GAAP (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues, U.S. GAAP basis	$67,928	$69,567
Operating income, U.S. GAAP basis	22,454	25,320
Add back: management fee expense	2,517	1,665
Operating income before management fee	$24,971	$26,985

Operating margin	33.1%	36.4%
Operating margin before management fee	36.8%	38.8%

DEFERRED COMPENSATION

The Company deferred, through a DCCA, the cash compensation of the CEO relating to all of 2016 (“2016 DCCA”) to provide the Company with flexibility to pay down debt and enhance our ability to execute lift-outs, make acquisitions, and seed new products. We have made substantial progress toward this objective, having reduced our debt since the November 2015 spin-off of Associated Capital Group, Inc.

The DCCA deferred the CEO’s compensation expense by amortizing it over the DCCA’s respective vesting period. The CEO was not entitled to receive the compensation until the end of the vesting period, so U.S. GAAP specifies that the expense be amortized over the vesting period. The 2016 DCCA was expensed ratably over 4 years. In addition to the ratable vesting, the expense was marked to market at each reporting period as the DCCA expense was indexed to GBL’s stock price.

Notwithstanding its ability to settle this agreement in stock, GAMCO made a cash payment to the CEO on the vesting date. While the agreement did not change the original calculation of the CEO’s compensation, our reporting under U.S. GAAP for his compensation did change due to the ratable vesting and the indexing to the GBL stock price. The original value of the DCCA was based on the compensation earned in the period divided by the volume weighted average price (“VWAP”) of the GBL stock price for the period (“Original VWAP”) to calculate the number of restricted stock units (“RSUs”) granted. Upon vesting, the DCCA was paid out based on the lesser of the VWAP of GBL’s stock price on the vesting date (“Vesting Date VWAP”) and the Original VWAP multiplied by the number of RSUs. The table below shows a summary of the DCCA (in millions, except RSUs and VWAPs):

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

The following tables show the mark to market and earnings per share (“EPS”) impact of the DCCA by quarter (in thousands, except per share data):

Mark to market by quarter (increase / (decrease)):		EPS impact by quarter:
	2020		2020

Q1	$(1,409)	Q1	$0.04
Q2	-	Q2	-
Q3	-	Q3	-
Q4	-	Q4	-
Year	$(1,409)	Year	$0.04

The following table (in thousands, except per share data) shows a reconciliation of our results for the three months ended March 31, 2021 and 2020 between the U.S. GAAP basis and a non-GAAP adjusted basis (“as adjusted”) as if all of the 2016 DCCA was recognized in 2016 without regard to the vesting schedule. We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results. These measures have been established in order to increase transparency for the purpose of evaluating our core business, for comparing results with prior period results, and to enable more appropriate comparisons with industry peers. However, non-GAAP financial measures should not be considered a substitute for financial measures calculated in accordance with U.S. GAAP and may be calculated differently by other companies.

	Three Months Ended March 31,
	2021	2020
Net income, U.S. GAAP basis	$15,950	$11,245
Impact of 2016 DCCA on expenses and taxes:
Compensation costs	-	(1,409)
Provision for income taxes	-	338
Total impact of 2016 DCCA	-	(1,071)
Net income, as adjusted	$15,950	$10,174

Per share (basic):
Net income, U.S. GAAP basis	$0.60	$0.42
Impact of DCCAs	-	(0.04)
Net income, as adjusted	$0.60	$0.38
Per fully diluted share:
Net income, U.S. GAAP basis	$0.59	$0.42
Impact of DCCAs	-	(0.04)
Net income, as adjusted	$0.59	$0.38

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, U.S. Treasury Bills, short-term investments, and securities held for investment purposes. Cash and cash equivalents are comprised primarily of U.S. Treasury Bills.

Summary cash flow data for the first three months of 2021 and 2020 was as follows (in thousands):

	Three months ended March 31,
	2021	2020
Cash flows provided by/(used in) activities :
Operating activities	$36,665	$(10,175)
Investing activities	51,283	3,338
Financing activities	(2,403)	(1,479)
Net increase / (decrease) in cash and cash equivalents from activities	85,545	(8,316)
Effect of exchange rates on cash and cash equivalents	(2)	14
Net increase / (decrease) in cash and cash equivalents	85,543	(8,302)
Cash and cash equivalents, beginning of period	33,325	86,136
Cash and cash equivalents, end of period	$118,868	$77,834

Short-term investments in U.S. Treasury Bills	9,999	-
Investments in fixed maturity securities	-	2,998
Cash, cash equivalents, short-term investments in U.S Treasury Bills, and investments in fixed maturity securities	$128,867	$80,832

Cash and liquidity requirements have historically been met through cash generated by operating income and our borrowing capacity. We filed a “shelf” registration statement with the Securities and Exchange Commission (“SEC”) that was declared effective in April 2018. The shelf provides us opportunistic flexibility to sell any combination of senior and subordinate debt securities, convertible debt securities, equity securities (including common and preferred stock), and other securities up to a total amount of $500 million. The shelf was available through April 2021.

On January 2, 2020, the 2016 DCCA vested in accordance with the terms of the agreement and a cash payment in the amount of $43.7 million was made to the CEO.

As of March 31, 2021, we had cash, cash equivalents, and short-term investments in U.S. Treasury Bills of $128.9 million, an increase of $30.6 million from December 31, 2020, primarily due to the Company’s investing and operating activities, described below. Total debt outstanding at March 31, 2021 was $24.2 million, which consisted of senior notes due June 1, 2021.

Net cash provided by operating activities was $36.7 million for the three months ended March 31, 2021, as compared to $10.2 million used in operating activities in the prior year’s comparative period. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities.

Net cash provided by investing activities in the first three months of 2021 was $51.3 million, relating to net maturities of U.S. Treasuries under “Short-term investments in U.S. Treasury Bills” on the Condensed Consolidated Statements of Financial Condition, as compared to $3.3 million provided by the prior year’s comparative period. As of March 31, 2021, we had total investments of $40.4 million, including $10.0 million of short-term U.S. Treasury bills with maturities in May 2021, a decrease in total investments of $50.4 million from the prior year-end balance of $90.8 million.

Net cash used in financing activities in the first three months of 2021 was $2.4 million, including $1.8 million paid for the purchase of treasury stock, $0.5 million paid in dividends, and $0.1 million paid on the principal portion of lease liabilities, as compared to $1.5 million used in the prior year’s comparative period.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus anticipated cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future. We believe we have no immediate material commitments for capital expenditures.

Under the terms of the lease of our Rye, New York office, we are obligated to make minimum total payments of $8.5 million through December 2028.

We have one broker-dealer subsidiary, G.distributors, which is subject to certain net capital requirements. G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended. The requirement was $250,000 for the broker-dealer at March 31, 2021. At March 31, 2021, G.distributors had net capital, as defined, of approximately $1.7 million, exceeding the regulatory requirement by approximately $1.5 million. Net capital requirements for our affiliated broker-dealer may increase in accordance with the rules and regulations applicable to broker-dealers to the extent G.distributors engages in other business activities.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ significantly from those estimates. See Note 1 in Part II, Item 8, Financial Statements and Supplementary Data, and the Company’s Critical Accounting Policies in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in GAMCO’s 2020 annual report on Form 10-K filed with the SEC on March 4, 2021 for details on Critical Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of its business, GAMCO is exposed to the risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing, and managing market and other risks.

Our exposure to pricing risk in equity securities is directly related to our role as a financial intermediary and advisor for AUM in our affiliated Funds and Institutional and PWM accounts, as well as our proprietary investment and trading activities. At March 31, 2021, we had investments in securities of $30.4 million. We may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. The investment in securities is at fair value and may move in line with the equity markets. The investments in securities portfolio changes are recorded as gain / (loss) from investments, net in the Condensed Consolidated Statements of Income included in Part I, Item 1 of this Form 10-Q.

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

Related to our proprietary investment activities, we had investments in equity securities and Funds of $30.4 million at March 31, 2021, which included investments in common stocks of $19.1 million, investments in open-end funds of $5.9 million, investments in ETFs of $4.9 million, and investments in closed-end Funds of $0.5 million, and at December 31, 2020, we had investments in equity securities and Funds of $25.8 million, which included investments in common stocks of $19.1 million, investments in open-end funds of $6.1 million, and investments in closed-end Funds of $0.6 million. Of the $19.1 million invested in common stocks at March 31, 2021 and December 31, 2020, $7.3 million and $8.1 million, respectively, was related to our investment in Westwood Holdings Group Inc. (NYSE: WHG).

The following table provides a sensitivity analysis for our investments in equity securities and Funds as of March 31, 2021 and December 31, 2020 (in thousands). The sensitivity analysis assumes a 10% increase or decrease in the value of these investments:

(unaudited)	Fair Value	Fair Value assuming 10% decrease in equity prices	Fair Value assuming 10% increase in equity prices
At March 31, 2021:
Equity price sensitive investments, at fair value	$30,430	$27,387	$33,473
At December 31, 2020:
Equity price sensitive investments, at fair value	$25,845	$23,261	$28,430

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. government securities. These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value. Based on the March 31, 2021 cash and cash equivalents balance of $118.9 million, a 1% increase in interest rates would increase our interest income by $1.2 million annually. Given the current low interest rate environment, an analysis of a 1% decrease is not meaningful.

ITEM 4.  CONTROLS AND PROCEDURES

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in SEC rules and regulations. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure. Our CEO and PFO participated in this evaluation and concluded that, as of the date of March 31, 2021, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting as defined by Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company may be named in legal actions and proceedings in the normal course of business. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions, or other relief. For any such matters, the consolidated financial statements in Part II, Item 8 of this Form 10-K include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and, if material, makes the necessary disclosures. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial condition, operations, or cash flows at March 31, 2021. See also Note 10, Commitments and Contingencies, to the condensed consolidated financial statements in Part I, Item I of this Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2020. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 4, 2021, which is accessible on the SEC’s website at sec.gov and the Company’s website at gabelli.com.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding purchases of Class A Stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
1/01/21 - 1/31/21	20,206	$17.76	20,206	2,854,453
2/01/21 - 2/28/21	21,284	18.86	21,284	2,833,169
3/01/21 - 3/31/21	55,588	18.94	55,588	2,777,581
Totals	97,078	$18.68	97,078

(1)	On trade date basis.

ITEM 5.  OTHER INFORMATION

On May 5, 2021, the Company’s Board of Directors declared a special dividend of $2.00 in principal amount of 2-year interest-bearing subordinated debentures (the “Debentures”) for each share of common stock which is payable on June 15, 2021 to class A and class B shareholders of record on June 1, 2021. The Debentures will bear interest at a rate of 4% per annum in year one and 5% per annum in year two and mature on June 15, 2023. Interest on the Debentures is payable on June 15 and December 15 of each year. The Debentures are puttable at par, in whole or in part, starting on September 15, 2021.

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

Date: May 5, 2021