Form 10-Q/A
period 2021-03-31
GAMCO INVESTORS, INC. ET AL
filed 2021-05-07
CIK 1060349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 001-14761

GAMCO INVESTORS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4007862
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

191 Mason Street, Greenwich, CT One Corporate Center, Rye, NY	06830 10580
(Address of principal executive office)	(Zip Code)

(Registrant’s telephone number, Including area code) (203) 629-2726
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	GBL	New York Stock Exchange

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

 Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for GAMCO Investors, Inc. for the three months ended March 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on May 5, 2021 (the “Original Form 10-Q”). Unless the context otherwise requires, all references to “GAMCO,” “the Company,” “the Firm,” “we,” “us,” and “our” or similar terms are to GAMCO Investors, Inc., its predecessors, and its subsidiaries.

The registrant is filing this Amendment solely to clarify the description of the registrant’s special dividend of 2-year interest-bearing subordinated debentures (“Debentures”) within Item 5, Other Information, to disclose that the Debentures will be non-transferable.

Pursuant to Rule 12b-15, this Amendment also contains new certifications for our Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, which are attached as exhibits hereto. This Amendment does not include financial statements and accordingly, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except for the amendment and restatement of Part II, Item 6 of the Original Form 10-Q to include the new certifications referred to above and the above-mentioned changes to Item 5 of the Original Form 10-Q, no other changes are made to the Original Form 10-Q. The Original Form 10-Q continues to speak as of the date of the Original Form 10-Q and except as described above this Amendment does not reflect events occurring after the filing of the Original Form 10-Q, nor does it modify or update in any way the disclosures contained in the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q.

PART II: OTHER INFORMATION
ITEM 5.  OTHER INFORMATION
On May 5, 2021, the Company’s Board of Directors declared a special dividend of $2.00 in principal amount of 2-year interest-bearing subordinated debentures (the “Debentures”) for each share of common stock which is payable on June 15, 2021 to class A and class B shareholders of record on June 1, 2021. The Debentures will bear interest at a rate of 4% per annum in year one and 5% per annum in year two and mature on June 15, 2023. Interest on the Debentures is payable on June 15 and December 15 of each year. The Debentures will not be transferable, but will be puttable at par, in whole or in part, starting on September 15, 2021.
ITEM 6.  EXHIBITS
31.1	Certification of CEO pursuant to Rule 13a-14(a) with respect to the Original Form 10-Q.(1)
31.2	Certification of PFO pursuant to Rule 13a-14(a) with respect to the Original Form 10-Q.(1)
31.3	Certification of CEO pursuant to Rule 13a-14(a).*
31.4	Certification of PFO pursuant to Rule 13a-14(a).*
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with respect to the Original Form 10-Q.(1)
32.2	Certification of PFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 with respect to the Original Form 10-Q.(1)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Filed herewith.
(1) Incorporated by reference to the Company's Form 10-Q filed by the Company on May 5, 2021.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina
   Name: Kieran Caterina
   Title:   Principal Financial Officer

   Date:  May 7, 2021