Form 10-Q
period 2021-06-30
GAMCO INVESTORS, INC. ET AL
filed 2021-08-03
CIK 1060349

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class		Outstanding at July 31, 2021
Class A Common Stock, $0.001 par value	(Including 958,470 restricted stock awards)	8,165,225
Class B Common Stock, $0.001 par value		19,024,117
In addition, there are 394,800 Phantom Restricted Stock Awards outstanding as of July 31, 2021.

GAMCO INVESTORS, INC. AND SUBSIDIARIES

* Items other than those listed above have been omitted because they are not applicable.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(in thousands, except per share data)

	June 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents (a)	$118,194	$33,325
Short-term investments in U.S. Treasury Bills	-	64,988
Investments in securities, at fair value	33,743	25,845
Receivable from brokers	5,615	5,833
Investment advisory fees receivable	24,439	28,796
Receivable from affiliates	3,678	4,882
Goodwill and identifiable intangible assets	3,176	3,176
Deferred tax asset and income tax receivable	8,616	9,462
Other assets	9,667	9,095
Total assets	$207,128	$185,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Income taxes payable	$1,917	$3,910
Lease liability obligations	7,008	5,208
Compensation payable	44,980	21,543
Securities sold, not yet purchased	-	799
Payable to affiliates	2,667	3,843
Accrued expenses and other liabilities	37,232	38,973
Sub-total	93,804	74,276
5.875% Senior Notes (net of issuance costs of $10) (due June 1, 2021) (Note 7)	-	24,215
Subordinated Notes (net of issuance costs of $100) (due June 15, 2023) (Note 7)	52,178	-
Total liabilities	145,982	98,491

Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 16,577,126 and 16,621,426 shares issued, respectively; 8,179,432 and 8,478,694 shares outstanding, respectively	14	14
Class B Common Stock, $0.001 par value; 25,000,000 shares authorized; 24,000,000 shares issued; 19,024,117 outstanding	19	19
Additional paid-in capital	23,331	21,219
Retained earnings	371,828	394,386
Accumulated other comprehensive loss	(150)	(165)
Treasury stock, at cost (8,397,694 and 8,142,732 shares, respectively)	(333,896)	(328,562)
Total stockholders’ equity	61,146	86,911
Total liabilities and stockholders’ equity	$207,128	$185,402

(a)	Includes U.S. Treasury Bills with maturities of three months or less when purchased of $110.5 million and $15.0 million at June 30, 2021 and December 31, 2020, respectively.

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Investment advisory and incentive fees	$68,885	$51,470	$130,355	$113,743
Distribution fees and other income	6,739	6,089	13,197	13,383
Total revenues	75,624	57,559	143,552	127,126
Expenses:
Compensation	31,298	25,516	61,980	54,766
Management fee	3,035	2,060	5,552	3,725
Distribution costs	7,771	6,634	14,742	14,264
Other operating expenses	8,671	4,586	13,975	10,288
Total expenses	50,775	38,796	96,249	83,043

Operating income	24,849	18,763	47,303	44,083
Non-operating income / (loss)
Gain / (loss) from investments, net	2,986	309	3,666	(9,928)
Interest and dividend income	102	115	287	659
Interest expense	(625)	(647)	(1,287)	(1,294)
Total non-operating income / (loss)	2,463	(223)	2,666	(10,563)
Income before income taxes	27,312	18,540	49,969	33,520
Provision for income taxes	10,211	7,250	16,918	10,985
Net income	$17,101	$11,290	$33,051	$22,535

Earnings per share:
Basic	$0.65	$0.42	$1.25	$0.85
Diluted	$0.64	$0.42	$1.24	$0.84

Weighted average shares outstanding:
Basic	26,316	26,629	26,354	26,658
Diluted	26,869	26,656	26,632	26,713

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$17,101	$11,290	$33,051	$22,535
Other comprehensive income / (loss):
Foreign currency translation gain / (loss)	5	(4)	15	(65)
Total comprehensive income	$17,106	$11,286	$33,066	$22,470

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
UNAUDITED
(in thousands, except per share data)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2020	$33	$21,219	$394,386	$(165)	$(328,562)	$86,911
Net income	-	-	15,950	-	-	15,950
Foreign currency translation	-	-	-	10	-	10
Dividends declared ($0.02 per share)	-	-	(548)	-	-	(548)
Stock based compensation expense	-	1,166	-	-	-	1,166
Purchase of treasury stock	-	-	-	-	(1,814)	(1,814)
Balance at March 31, 2021	$33	$22,385	$409,788	$(155)	$(330,376)	$101,675
Net income	-	-	17,101	-	-	17,101
Foreign currency translation	-	-	-	5	-	5
Dividends declared ($2.02 per share)	-	-	(55,061)	-	-	(55,061)
Stock based compensation expense	-	946	-	-	-	946
Purchase of treasury stock	-	-	-	-	(3,520)	(3,520)
Balance at June 30, 2021	$33	$23,331	$371,828	$(150)	$(333,896)	$61,146

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2019	$33	$17,033	$362,515	$(204)	$(324,660)	$54,717
Net income	-	-	11,245	-	-	11,245
Foreign currency translation	-	-	-	(61)	-	(61)
Dividends declared ($0.02 per share)	-	-	(552)	-	-	(552)
Stock based compensation expense	-	941	-	-	-	941
Purchase of treasury stock	-	-	-	-	(946)	(946)
Balance at March 31, 2020	$33	$17,974	$373,208	$(265)	$(325,606)	$65,344
Net income	-	-	11,290	-	-	11,290
Foreign currency translation	-	-	-	(4)	-	(4)
Dividends declared ($0.02 per share)	-	-	(551)	-	-	(551)
Stock based compensation expense	-	1,137	-	-	-	1,137
Purchase of treasury stock	-	-	-	-	(772)	(772)
Balance at June 30, 2020	$33	$19,111	$383,947	$(269)	$(326,378)	$76,444

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income	$33,051	$22,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	641	445
Accretion of discounts and amortization of premiums	(23)	48
Stock based compensation expense	2,112	2,078
Deferred income taxes	708	8,103
Foreign currency translation gain / (loss)	15	(65)
Cost basis of donated securities	-	-
Unrealized (gains) / losses on securities	(7,636)	6,503
Net realized losses on securities	3,243	1,097
Impairment charge on intangible asset	-	589
(Increase) decrease in assets:
Investments in securities	(1,132)	2,095
Receivable from brokers	218	(3,687)
Investment advisory fees receivable	4,357	17,855
Receivable from affiliates	1,206	699
Income taxes receivable	138	(747)
Other assets	(1,199)	642
Increase (decrease) in liabilities:
Payable to brokers	11	-
Income taxes payable	(1,994)	3,986
Compensation payable	23,436	(33,328)
Payable to affiliates	(1,176)	(3,724)
Accrued expenses and other liabilities	(1,648)	(4,170)
Total adjustments	21,277	(1,581)
Net cash provided by operating activities	54,328	20,954
Cash flows from investing activities:
Purchases of securities	(4,888)	(50,108)
Proceeds from sales and maturities of securities	66,728	3,995
Return of capital on securities	-	12
Net cash provided by / (used in) investing activities	61,840	(46,101)
Cash flows from financing activities:
Maturity of 5.875% ten year notes due 6/1/21	(24,225)	-
Dividends paid	(1,611)	(1,065)
Purchase of treasury stock	(5,334)	(1,718)
Repayment of principal portion of lease liability	(126)	(104)
Net cash used in financing activities	(31,296)	(2,887)
Effect of exchange rates on cash and cash equivalents	(3)	15
Net increase / (decrease) in cash and cash equivalents	84,869	(28,019)
Cash and cash equivalents, beginning of period	33,325	86,136
Cash and cash equivalents, end of period	$118,194	$58,117
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,308	$1,270
Cash paid for taxes	$18,402	$780
Supplemental disclosure of non-cash activity:
For the six months ended June 30, 2021 and 2020, the Company accrued dividends on restricted stock awards of $1,898 and $38, respectively.
For the six months ended June 30, 2021, the Company issued approximately $52.2 million principal amount of Subordinated Notes due 2023 issued to shareholders in connection with the special dividend of $2.00 per share.

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Organization and Description of Business

Unless indicated otherwise, or the context otherwise requires, references in this report to “GAMCO Investors, Inc.,” “GAMCO,” “the Company,” “the Firm,” and “GBL” or similar terms are to GAMCO Investors, Inc., its predecessors, and its subsidiaries.

GAMCO (New York Stock Exchange (“NYSE”): GBL), a company incorporated under the laws of Delaware, is a widely-recognized provider of investment advisory services to 24 open-end funds, 16 closed-end funds, 2 actively managed semi-transparent exchange traded funds (“ETFs”), one société d’investissement à capital variable (“SICAV”), and approximately 1,400 institutional and private wealth management (“Institutional and PWM”) investors principally in the United States (U.S.). The Company generally manages assets on a fully discretionary basis and invests in a variety of U.S. and international securities through various investment styles including value, growth, gold, non-market correlated, and convertible securities. The Company’s revenues are based primarily on the levels of assets under management (“AUM”) and fees associated with the various investment products.

GAMCO offers a wide range of solutions for clients across Value, Growth Equity, ESG, Convertibles, actively managed semi-transparent ETFs, sector-focused strategies including Gold and Utilities, Merger Arbitrage, and Fixed Income. In 1977, GAMCO started its well-known All Cap Value strategy, Gabelli Value, and in 1986 entered the mutual fund business.

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

Revenue Disaggregated

The following table presents the Company’s revenue disaggregated by investment vehicle (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment advisory and incentive fees:
Mutual Funds	$24,709	$20,365	$48,181	$43,921
Closed-end Funds	19,805	14,594	37,887	31,014
Sub-advisory accounts	650	517	1,266	1,249
Institutional & PWM	18,592	14,543	36,191	34,548
SICAV	1,622	1,203	2,938	2,668
Performance-based	3,507	248	3,892	343
Distribution fees and other income	6,739	6,089	13,197	13,383
Total revenues	$75,624	$57,559	$143,552	$127,126

3.  Investment in Securities

Investments in equity securities and funds at June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021		December 31, 2020
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Investments in equity securities and funds:
Common stocks	$37,437	$21,647	$41,341	$19,099
Open-end funds	5,632	6,235	5,757	6,128
Actively managed semi-transparent ETFs	5,000	5,326	-	-
Closed-end Funds	516	528	628	618
Other	6	7	-	-
Total investments in equity securities and funds	$48,591	$33,743	$47,726	$25,845

Investments in equity securities and funds, including the Company’s investments in common stocks and the Funds, are stated at fair value with any unrealized gains or losses reported in each respective period’s earnings.

There were no investments in debt securities at June 30, 2021. Investments in debt securities at December 31, 2020 consisted of the following (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Short-term investments in U.S. Treasury Bills:
U.S. Treasury Bills	$64,988	$6	$-	$64,994
Total short-term investments in U.S. Treasury Bills	$64,988	$6	$-	$64,994

The maturity dates of all of the Company’s investments in debt securities are less than one year.

Securities sold, not yet purchased at June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021		December 31, 2020
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Investments in equity securities:
Common stocks	$-	$-	$728	$799
Total securities sold, not yet purchased	$-	$-	$728	$799

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

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2021 and December 31, 2020 (in thousands):

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2021

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2021
Cash equivalents	$117,723	$-	$-	$117,723
Investments in securities:
Common stocks	21,647	-	-	21,647
Open-end Funds	6,235	-	-	6,235
Actively managed semi-transparent ETFs	5,326	-	-	5,326
Closed-end Funds	528	-	-	528
Other	7	-	-	7
Total investments in securities	33,743	-	-	33,743
Total assets at fair value	$151,466	$-	$-	$151,466

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2020
Cash equivalents	$32,661	$-	$-	$32,661
Investments in securities:
Common stocks	19,099	-	-	19,099
Open-end Funds	6,128	-	-	6,128
Closed-end Funds	618	-	-	618
Total investments in securities	25,845	-	-	25,845
Total assets at fair value	$58,506	$-	$-	$58,506
Liabilities
Securities sold, not yet purchased:
Trading - Common stocks	$799	$-	$-	$799
Total securities sold, not yet purchased	$799	$-	$-	$799

Cash equivalents are comprised primarily of U.S. Treasury Bills.

Financial assets not carried at fair value

The following table presents the carrying value and fair value of the Company’s investments in debt securities that are held-to-maturity and consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value Level 1	Carrying Value	Fair Value Level 1
U.S. Treasury Bills	$-	$-	$64,988	$64,994
Total	$-	$-	$64,988	$64,994

At June 30, 2021 and December 31, 2020, the Senior Notes and Subordinated Notes were recorded at face value, net of amortized issuance costs, as follows (in thousands) on the Condensed Consolidated Statements of Financial Condition:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value Level 2	Carrying Value	Fair Value Level 2
5.875% Senior Notes	$-	$-	$24,215	$24,554
Subordinated Notes	52,178	52,178	-	-
Total	$52,178	$52,178	$24,215	$24,554

The carrying value of other financial assets and liabilities approximates their fair value based on the short-term nature of these items.

5. Income Taxes

The effective tax rate (“ETR”) for the three months ended June 30, 2021 and 2020 was 37.4% and 39.1%, respectively. The effective tax rate (“ETR”) for the six months ended June 30, 2021 and 2020 was 33.9% and 32.8%, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic:
Net income	$17,101	$11,290	$33,051	$22,535
Weighted average shares outstanding	26,316	26,629	26,354	26,658
Basic net income per share	$0.65	$0.42	$1.25	$0.85

Diluted:
Net income	$17,101	$11,290	$33,051	$22,535

Weighted average shares outstanding	26,316	26,629	26,354	26,658
Restricted stock awards	553	27	278	55
Total	26,869	26,656	26,632	26,713

Diluted net income per share	$0.64	$0.42	$1.24	$0.84

7. Debt

Senior Notes

On May 31, 2011, the Company issued 10-year, $100 million senior notes (“Senior Notes”). The Senior Notes bore interest at 5.875% per annum, payable semi-annually on June 1 and December 1 of each year and commenced on December 1, 2011. On June 1, 2021, the Senior Notes matured and were fully repaid.

At December 31, 2020, the debt was recorded at its face value, net of issuance costs, of $24.2 million.

Subordinated Notes

On June 14, 2021, the Company entered into an indenture with Computershare Trust Company, N.A., as trustee, relating to GAMCO’s issuance of up to approximately $54.0 million of 2-year subordinated notes (“Subordinated Notes”). The Subordinated Notes were issued to shareholders as a special dividend of $2.00 per share on GAMCO’s class A common stock (“Class A Stock”) and class B common stock (“Class B Stock”). The Company issued approximately $52.2 million of Subordinated Notes in connection with the special dividend and reserved approximately $1.9 million of Subordinated Notes to be issued upon vesting of restricted stock awards (“RSAs”).  The Subordinated Notes bear interest at a rate of 4.0% per annum for the one-year period ending June 15, 2022 and 5.0% per annum for the one-year period ending June 15, 2023 and mature on June 15, 2023. The Subordinated Notes are transferable, callable at the option of GAMCO, in whole or in part, at any time or from time to time at a redemption price equal to 100% of the principal amount of the Subordinated Notes to be redeemed plus interest, and puttable, in whole or in part, at any time after September 15, 2021 at a redemption price equal to 100% of the principal amount of the Subordinated Notes to be redeemed upon notice of redemption of at least 60 days but not more than 90 days before the redemption date.

8. Stockholders’ Equity

Shares outstanding were 27.2 million and 27.5 million on June 30, 2021 and December 31, 2020, respectively.

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

Stock Award and Incentive Plan

The Company maintains a stock award and incentive plan approved by the shareholders (the “Plan”), which is designed to provide incentives which will attract and retain individuals key to the success of GBL through direct or indirect ownership of our common stock. A maximum of 7.5 million shares of Class A Stock have been reserved for issuance under the Plan by a committee of GBL’s board of directors (the “Board of Directors”) responsible for administering the Plan (“Compensation Committee”). Benefits under the Plan may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, phantom stock awards, dividend equivalents, and other stock or cash based awards. Under the Plan, the Compensation Committee may grant RSAs, each of which entitles the grantee to one share of Class A Stock subject to restrictions, phantom RSAs, each of which entitles the grantee to the cash value of one share of Class A Stock subject to restrictions, and either incentive or nonqualified stock options, with a term not to exceed ten years from the grant date and at an exercise price that the Compensation Committee may determine, which were recommended by the Company’s Chairman who did not receive any awards.

On March 5, 2020, 392,700 RSAs were issued at a grant price of $14.31 per RSA. On June 15, 2021, 396,800 phantom RSAs were issued at a grant price of $25.02 per phantom RSA and have similar vesting terms to the RSAs. The phantom RSAs, which will be settled in cash based on the fair value of the shares on the vesting date, were determined to be liability awards and will be adjusted for changes in the Company’s stock price at each reporting period.

As of June 30, 2021 and December 31, 2020, there were 967,370 and 1,079,650, respectively, RSAs outstanding with weighted average grant prices per RSA of $19.07 and $19.45, respectively, and 10,000 stock options outstanding with an exercise price of $25.55. As of June 30, 2021, there were 396,800 phantom RSAs outstanding with weighted average grant prices per phantom RSA of $25.02.

For the three months ended June 30, 2021 and 2020, the Company recognized stock-based non-cash compensation expense of $1.1 million in each period. For the six months ended June 30, 2021 and 2020, the Company recognized stock-based non-cash compensation expense of $2.3 million and $2.1 million, respectively.

The total compensation costs related to non-vested awards to teammates, excluding the CEO who received none, not yet recognized was approximately $17.5 million as of June 30, 2021.

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

For the three months ended June 30, 2021 and 2020, the Company repurchased 157,884 and 65,704 shares, respectively, at an average price per share of $22.29 and $11.74, respectively. For the six months ended June 30, 2021 and 2020, the Company repurchased 254,962 and 120,797 shares, respectively, at an average price per share of $20.91 and $14.21, respectively. At June 30, 2021, the total shares available under the Stock Repurchase Program to be repurchased in the future were 2,619,697. The Stock Repurchase Program is not subject to an expiration date.

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

Dividends

During the three months ended June 30, 2021 and 2020, the Company declared cash dividends of $0.02 per share to shareholders of Class A Stock and Class B Stock. During the six months ended June 30, 2021 and 2020, the Company declared cash dividends of $0.04 per share to shareholders of Class A Stock and Class B Stock. During the three and six months ended June 30, 2021, the Company declared a special dividend of $2.00 per share to shareholders of Class A Stock and Class B Stock payable in Subordinated Notes.

Shelf Registration

In April 2018, the SEC declared effective the Company’s “shelf” registration statement on Form S-3 giving the Company the flexibility to sell any combination of senior and subordinated debt securities, convertible debt securities, and equity securities (including common and preferred securities) up to a total amount of $500 million. The shelf expired in April 2021.

9. Goodwill and Identifiable Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less the liabilities assumed. At June 30, 2021 and December 31, 2020, there was goodwill of $0.2 million maintained on the Condensed Consolidated Statements of Financial Condition related to G.distributors.

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund (the “Enterprise Fund”) and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.3 million at June 30, 2021 and December 31, 2020. The investment advisory agreement for the Enterprise Fund is next up for renewal in February 2022. As a result of becoming the advisor to the Bancroft Fund Ltd. (the “Bancroft Fund”) and the Ellsworth Growth and Income Fund Ltd. (the “Ellsworth Fund”) and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.6 million at June 30, 2021 and December 31, 2020. The investment advisory agreements for the Bancroft Fund and the Ellsworth Fund are next up for renewal in August 2021. Each of these investment advisory agreements are subject to annual renewal by the respective fund’s board of directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.

The Company assesses the recoverability of goodwill and intangible assets at least annually, or more often should events warrant. In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread quickly to numerous countries, including the United States. On March 11, 2020, COVID-19 was identified as a global pandemic by the World Health Organization. In response to its spread, governmental authorities have imposed restrictions on travel and congregation and the temporary closure of many non-essential businesses in affected jurisdictions, including, beginning in March 2020, in the United States. The pandemic and resulting economic dislocations have had adverse consequences for the portfolios of the Funds, including the Enterprise Fund, Bancroft Fund, and Ellsworth Fund. For the three and six months ended June 30, 2020, as a result of the dislocations in the financial markets resulting from COVID-19, impairment analyses were performed which resulted in $161 thousand and $589 thousand impairment charges, respectively, to the identifiable intangible asset related to the Enterprise Fund included within other operating expenses on the Condensed Consolidated Statements of Income. There were no indicators of impairment for the three and six months ended June 30, 2021 and, as such, there was no impairment analysis performed or charge recorded for such period. There was no impairment charge recorded to the identifiable intangible asset related to the Bancroft Fund or Ellsworth Fund.

10. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings in the normal course of business. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. Liabilities for loss contingencies arising from claims, assessments, litigation,fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial condition, operations, or cash flows at  June 30, 2021.

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

This lease has been accounted for as a finance lease under FASB ASC Topic 842 (and prior to 2019, as a capital lease under FASB ASC Topic 840, Leases) as it transfers substantially all the benefits and risks of ownership to the Company.  The Company has recorded the leased property as an asset and a lease obligation for the present value of the obligation of the leased property.  The leased property is amortized on a straight-line basis from the date of the most recent extension to the end of the lease. The lease obligation is amortized over the same term using the interest method of accounting.  Finance lease improvements are amortized from the date of expenditure through the end of the lease term or the useful life, whichever is shorter, on a straight-line basis.  The lease provides that all operating expenses relating to the property (such as property taxes, utilities, and maintenance) are to be paid by the lessee, GAMCO.  These are recognized as expenses in the periods in which they are incurred.  Accumulated amortization on the leased property at June 30, 2021 and December 31, 2020 was approximately $5.6 million and $5.5 million, respectively.

The Company also rents office space under operating leases, which expire at various dates through December 31, 2030.

The following table summarizes the Company’s leases for the periods presented (in thousands, except lease term and discount rate):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Finance lease cost - interest expense	$260	$267	$523	$536
Finance lease cost - amortization of right-of-use asset	67	67	134	134
Operating lease cost	163	105	346	180
Sublease income	(46)	(46)	(92)	(92)
Total lease cost	$444	$393	$911	$758

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance lease	$-	$-	$-	$-
Operating cash flows from operating leases	105	88	218	153
Financing cash flows from finance lease	64	53	125	104
Total cash paid for amounts included in the measurement of lease liabilities	$169	$141	$343	$257
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$324	$2,143	$324
Weighted average remaining lease term—finance lease (years)	7.5	8.5	7.5	8.5
Weighted average remaining lease term—operating leases (years)	3.2	2.4	3.2	2.4
Weighted average discount rate—finance lease	19.1%	19.1%	19.1%	19.1%
Weighted average discount rate—operating leases	5.0%	5.0%	5.0%	5.0%

The finance lease right-of-use asset, net of amortization, at June 30, 2021 and December 31, 2020 was $1.6 million and $1.7 million, respectively, and the operating right-of-use assets, net of amortization, were $2.7 million and $0.8 million, respectively, and these right-of-use assets were included within other assets in the Condensed Consolidated Statements of Financial Condition.

The following table summarizes the maturities of lease liabilities at June 30, 2021 (in thousands):

Year ending December 31,	Finance Leases	Operating Leases	Total Leases
2021 (excluding the six months ended June 30, 2021)	$647	$420	$1,067
2022	1,080	657	1,737
2023	1,080	517	1,597
2024	1,080	393	1,473
2025	1,080	332	1,412
Thereafter	3,240	1,660	4,900
Total lease payments	$8,207	$3,979	$12,186
Less imputed interest	(3,937)	(1,106)	(5,043)
Total lease liabilities	$4,270	$2,873	$7,143

The finance lease contains an escalation clause tied to the change in the New York Metropolitan Area Consumer Price Index, which may cause the future minimum payments to exceed the amounts shown above.  Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $1.2 million due over the next eight years, which are due from affiliated entities.

11. Related Party Transactions

On June 8, 2021, the Chief Executive Officer (“CEO”) of the Company elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from July 1, 2021 to November 30, 2021. On June 30, 2020, the CEO of the Company elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from July 1, 2020 to November 10, 2020.

12. Regulatory Requirements

The Company’s broker-dealer subsidiary, G.distributors, is subject to certain net capital requirements. G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended. The requirement was $250,000 for the broker-dealer at June 30, 2021. At June 30, 2021, G.distributors had net capital, as defined, of approximately $1.9 million, exceeding the regulatory requirement by approximately $1.7 million. Net capital requirements for the Company’s affiliated broker-dealer may increase in accordance with the rules and regulations applicable to broker-dealers to the extent G.distributors engages in other business activities.

13. Subsequent Events

From July 1, 2021 to August 3, 2021, the Company repurchased 6,307 shares at $25.13 per share.

On July 21, 2021, the Company filed a new “shelf” registration statement on Form S-3 giving the Company the flexibility to sell any combination of senior and subordinated debt securities, convertible debt securities, and equity securities (including common and preferred securities) up to a total amount of $500 million. The shelf was declared effective on July 27, 2021.

On August 3, 2021, the Board of Directors declared its regular quarterly dividend of $0.02 per share to all of the Company’s shareholders, payable on September 28, 2021 to shareholders of record on September 14, 2021.

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

GAMCO (New York Stock Exchange (“NYSE”): GBL), a company incorporated under the laws of Delaware, is a widely-recognized provider of investment advisory services to 24 open-end funds, 16 closed-end funds, 2 actively managed semi-transparent Exchange Traded Funds (“ETFs”), one société d’investissement à capital variable (“SICAV”), and approximately 1,400 institutional and private wealth management (“Institutional and PWM”) investors principally in the United States (U.S.). The Company generally manages assets on a fully discretionary basis and invests in a variety of U.S. and international securities through various investment styles including value, growth, gold, non-market correlated, and convertible securities. The Company’s revenues are based primarily on the levels of assets under management (“AUM”) and fees associated with the various investment products.

GAMCO offers a wide range of solutions for clients across Value, Growth Equity, ESG, Convertibles, actively managed semi-transparent ETFs, sector-focused strategies including Gold and Utilities, Merger Arbitrage, and Fixed Income. In 1977, GAMCO started its well-known All Cap Value strategy, Gabelli Value, and in 1986 entered the mutual fund business.

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

As of June 30, 2021, we had $34.6 billion of assets under management (“AUM”).

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread quickly to numerous countries, including the U.S. On March 11, 2020, COVID-19 was identified as a global pandemic by the World Health Organization. In response to its spread, governmental authorities have imposed restrictions on travel and congregation and the temporary closure of many non-essential businesses in affected jurisdictions, including, beginning in March 2020, in the U.S. As world leaders focused on the unprecedented human and economic challenges of COVID-19, global equity markets plunged as the coronavirus pandemic spread. In March 2020, the unfolding events led to the worst month for stocks since 2008 and the worst first quarter since 1937. In the remainder of 2020 and continuing into the second quarter of 2021, as a result of unprecedented fiscal and monetary stimulus and the fast tracking of COVID-19 vaccines, the markets have rebounded strongly. As a result of this pandemic, the Company allowed most of our employees (“teammates”) to work remotely. This policy continued through the end of June 2021. Effective July 2021, the Company changed its policy and asked fully vaccinated teammates to return to our offices. As a result, the majority of our teammates are now back in our offices. There continues to be no material impact remote work arrangements on our operations, including our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures, and there has been no material challenge in implementing our business continuity plan.

Giving Back to Society – (Y)our “S” in ESG

Based on the February 28, 2021 record date shareholders who qualified for the most recent shareholder designated charitable contribution (“SDCC”) of $0.25 per share, GAMCO contributed $5.4 million in April 2021 to over sixty 501(c)(3) institutions. Each eligible shareholder had the right to designate a contribution of corporate funds based on their ownership interest and to specify the recipient of that contribution. Since the inception of GAMCO’s SDCC program in 2013, shareholders have designated charitable gifts of close to $37 million to more than 280 charitable organizations.

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

Assets Under Management

AUM was $34.6 billion as of June 30, 2021, an increase of $5.2 billion, or 17.7%, from the June 30, 2020 AUM of $29.4 billion. Equity AUM was $33.0 billion at June 30, 2021, an increase of $6.6 billion, or 25.0%, from the June 30, 2020 equity AUM of $26.4 billion. The second quarter 2021 activity consisted of $1.7 billion of market appreciation, offset partially by net cash outflows of $0.4 billion, and recurring distributions, net of reinvestments, from the mutual and closed-end funds (the “Funds”) of $0.1 billion. Average total AUM was $34.6 billion in the second quarter of 2021 versus $29.1 billion in the second quarter of 2020, an increase of 18.9%.

We earn incentive fees for assets attributable to certain preferred issues for our closed-end Funds, our GDL Fund (NYSE: GDL), the Gabelli Merger Plus+ Trust Plc (LSE: GMP), and the GAMCO Merger Arbitrage Fund. As of June 30, 2021, assets with incentive based fees were $1.1 billion, 8.3% below the $1.2 billion on June 30, 2020. The majority of these assets have calendar year-end measurement periods; therefore, our incentive fees are primarily recognized in the fourth quarter when the uncertainty is removed at the end of the annual measurement period.

Roll-forward of AUM (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Equities:
Mutual Funds
Beginning of period assets	$9,825	$7,798	$9,541	$10,481
Market appreciation (depreciation)	539	1,171	1,083	(973)
Net flows	(154)	(310)	(410)	(841)
Fund distributions, net of reinvestment	(4)	(8)	(8)	(16)
End of period assets	$10,206	$8,651	$10,206	$8,651

Closed-end Funds
Beginning of period assets	$8,100	$6,084	$7,773	$8,005
Market appreciation (depreciation)	483	1,005	947	(718)
Net flows	38	(97)	21	(161)
Fund distributions, net of reinvestment	(122)	(133)	(242)	(267)
End of period assets	$8,499	$6,859	$8,499	$6,859

Institutional & PWM
Beginning of period assets	$13,145	$10,185	$12,371	$14,565
Market appreciation (depreciation)	668	1,518	2,145	(2,443)
Net flows	(223)	(1,248)	(926)	(1,667)
End of period assets (a)	$13,590	$10,455	$13,590	$10,455

SICAV
Beginning of period assets	$582	$480	$474	$594
Market appreciation (depreciation)	18	37	14	(20)
Net flows	65	(66)	177	(123)
End of period assets	$665	$451	$665	$451

Total Equities
Beginning of period assets	$31,652	$24,547	$30,159	$33,645
Market appreciation (depreciation)	1,708	3,731	4,189	(4,154)
Net flows	(274)	(1,721)	(1,138)	(2,792)
Fund distributions, net of reinvestment	(126)	(141)	(250)	(283)
End of period assets	$32,960	$26,416	$32,960	$26,416

(a) Includes $154 million and $252 million of 100% U.S. Treasury Fund AUM at June 30, 2021 and 2020, respectively.

Roll-forward of AUM (in millions) (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed Income:
100% U.S. Treasury fund
Beginning of period assets	$1,725	$2,938	$2,370	$2,810
Market appreciation (depreciation)	-	4	-	14
Net flows	(92)	(21)	(737)	97
End of period assets	$1,633	$2,921	$1,633	$2,921

Institutional & PWM
Beginning of period assets	$32	$20	$32	$20
Market appreciation (depreciation)	-	-	-	-
Net flows	-	(1)	-	(1)
End of period assets	$32	$19	$32	$19

Total Fixed Income
Beginning of period assets	$1,757	$2,958	$2,402	$2,830
Market appreciation (depreciation)	-	4	-	14
Net flows	(92)	(22)	(737)	96
End of period assets	$1,665	$2,940	$1,665	$2,940

Total AUM
Beginning of period assets	$33,409	$27,505	$32,561	$36,475
Market appreciation (depreciation)	1,708	3,735	4,189	(4,140)
Net flows	(366)	(1,743)	(1,875)	(2,696)
Fund distributions, net of reinvestment	(126)	(141)	(250)	(283)
End of period assets	$34,625	$29,356	$34,625	$29,356

Our AUM by style at June 30, 2021 (in millions) was comprised of the following:

	Funds	Institutional & PWM	SICAV	Total
Value	$5,212	$8,211	$17	$13,440
Utilities	2,569	-	-	2,569
100% U.S. Treasury Fund	1,632	-	-	1,632
Growth	1,080	471	-	1,551
Convertibles	669	79	8	756
Gold	396	-	-	396
Other	8,780	4,861	640	14,281
Total	$20,338	$13,622	$665	$34,625

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Investment advisory and incentive fees	$68,885	$51,470	$130,355	$113,743
Distribution fees and other income	6,739	6,089	13,197	13,383
Total revenues	75,624	57,559	143,552	127,126
Expenses
Compensation	31,298	25,516	61,980	54,766
Management fee	3,035	2,060	5,552	3,725
Distribution costs	7,771	6,634	14,742	14,264
Other operating expenses	8,671	4,586	13,975	10,288
Total expenses	50,775	38,796	96,249	83,043
Operating income	24,849	18,763	47,303	44,083
Non-operating income / (loss)
Gain / (loss) from investments, net	2,986	309	3,666	(9,928)
Interest and dividend income	102	115	287	659
Interest expense	(625)	(647)	(1,287)	(1,294)
Total non-operating income / (loss)	2,463	(223)	2,666	(10,563)
Income before income taxes	27,312	18,540	49,969	33,520
Provision for income taxes	10,211	7,250	16,918	10,985
Net income	$17,101	$11,290	$33,051	$22,535

Earnings per share:
Basic	$0.65	$0.42	$1.25	$0.85
Diluted	$0.64	$0.42	$1.24	$0.84

Three Months Ended June 30, 2021 Compared To Three Months Ended June 30, 2020

Overview

Net income for the second quarter of 2021 was $17.1 million, or $0.64 per fully diluted share, versus $11.3 million, or $0.42 per fully diluted share, in the second quarter of 2020. The quarter-to-quarter comparison was impacted by higher revenues and non-operating income, offset by higher compensation and other operating expenses.

Revenues

Investment advisory and incentive fees for the second quarter of 2021 were $68.9 million, 33.8% higher than the 2020 comparative figure of $51.5 million due to higher average AUM. Mutual Fund revenues for the second quarter of 2021 increased by 21.5% to $25.4 million from $20.9 million in the second quarter of 2020. Our closed-end Fund revenues increased 35.6% to $19.8 million in the second quarter 2021 from $14.6 million in the second quarter of 2020. Institutional and PWM account revenues, which are generally based on beginning of quarter AUM, increased by 28.3% to $18.6 million in the second quarter of 2021 from $14.5 million in the second quarter of 2020. Revenues relating to the SICAV increased $0.4 million to $1.6 million in the second quarter of 2021, from $1.2 million in the second quarter of 2020. There were incentive fees of $3.5 million for three months ending June 30, 2021 versus $0.2 million for the three months ended June 30, 2020.

Mutual Fund distribution fees and other income were $6.7 million for the second quarter of 2021, an increase of $0.6 million or 9.8% from $6.1 million in the second quarter of 2020 primarily due to higher average AUM in equity mutual Funds that generate distribution fees.

Expenses

Compensation costs, which are largely variable, were $31.3 million in the second quarter of 2021, or 22.7% higher than prior year comparative compensation costs of $25.5 million. The quarter over quarter increase was comprised of a $4.5 million increase in variable compensation expense, and a $1.3 million increase in fixed compensation.

Management fee expense, which is wholly variable and based on pretax income, increased to $3.0 million in the second quarter of 2021 from $2.1 million in the second quarter of 2020.

Distribution costs were $7.8 million in the second quarter of 2021, an increase of $1.2 million, or 18.2%, from $6.6 million in the second quarter of 2020.

Other operating expenses were $8.7 million in the second quarter of 2021, an increase of $4.1 million, or 89.1%, from $4.6 million in the second quarter of 2020. Sub-advisory fees were $2.3 million in the second quarter of 2021 as compared to $0.2 million in the second quarter of 2020 as sub-advisory revenues increased to $3.0 million from $0.5 million.

Operating income for the second quarter of 2021 was $24.8 million, an increase of $6.0 million, or 31.9%, from the $18.8 million in the second quarter of 2020. Operating income, as a percentage of revenues, was 32.9% in the second quarter of 2021 as compared to 32.6% in the second quarter of 2020.

Non-operating income / (loss)

Total non-operating income was $2.5 million for the second quarter of 2021 versus a loss of $0.2 million in the second quarter of 2020. Investment gains were $3.0 million in the second quarter of 2021 versus gains of $0.3 million in the second quarter of 2020. Interest and dividend income remained the same at $0.1 million in the second quarter of 2021 and 2020. Interest expense was $0.6 million and $0.6 million in the second quarter of 2021 and 2020, respectively.

The effective tax rates (“ETR”) for the three months ended June 30, 2021 and 2020 were 37.4% and 39.1%, respectively.

Six Months Ended June 30, 2021 Compared To Six Months Ended June 30, 2020

Overview

Net income for the first six months of 2021 was $33.1 million, or $1.24 per fully diluted share, versus $22.5 million, or $0.84 per fully diluted share, in the first six months of 2020. The period-to-period comparison was impacted by higher revenues and higher non-operating gains, partially offset by higher variable compensation.

Revenues

Investment advisory and incentive fees for the first six months of 2021 were $130.4 million, 14.7% higher than the 2020 comparative figure of $113.7 million due to higher average AUM. Mutual fund revenues for the first six months of 2021 increased by 9.5% to $49.5 million from $45.2 million in the first six months of 2020. Our closed-end Fund revenues increased 22.3% to $37.9 million in the first six months of 2021 from $31.0 million in the first six months of 2020. Institutional and PWM account revenues which are generally based on beginning of quarter AUM, increased by 4.9% to $36.2 million in the first six months of 2021 from $34.5 million in the first six months of 2020. Revenues relating to the SICAV were higher at $2.9 million for first six months of 2021 as compared to $2.7 million for the six months ended June 30, 2020. There were incentive fees of $3.9 million for six months ending June 30, 2021 versus $0.3 million for the six months ended June 30, 2020.

Mutual fund distribution fees and other income were $13.2 million for the first six months of 2021, a decrease of $0.2 million or 1.5% from $13.4 million in the first six months of 2020 primarily due to lower average AUM in equity mutual funds that generate distribution fees.

Expenses

Compensation costs, which are largely variable, were $62.0 million in the first half of 2021, or 13.1% higher than prior year comparative compensation costs of $54.8 million. The year over year change was comprised of a $5.1 million increase in variable compensation expense, a $0.2 million increase in stock compensation expense, and a $1.9 million increase in fixed compensation.

Management fee expense, which is wholly variable and based on pretax income, increased to $5.6 million in first six months of 2021 from $3.7 million in the first six months of 2020.

Distribution costs were $14.7 million in the first six months of 2021, an increase of $0.4 million, or 2.8%, from $14.3 million in the first six months of 2020.

Other operating expenses were $14.0 million in the first six months of 2021, an increase of $3.7 million, or 35.9%, from $10.3 million in the first six months of 2020. Sub-advisory fees were $2.7 million in the first half of 2021 as compared to $0.3 million in the first half of 2020 as sub-advisory revenues increased to $3.2 million from $0.7 million. For the six months ended June 30, 2020, as a result of the dislocations in the financial markets resulting from COVID-19, impairment analyses were performed which resulted in a $589 thousand impairment charge to the identifiable intangible asset related to the Gabelli Enterprise Mergers and Acquisitions Fund.

Operating income for the first six months of 2021 was $47.3 million, an increase of $3.2 million, or 7.3%, from the $44.1 million in the first six months of 2020. Operating income, as a percentage of revenues, was 33.0% in first six months of 2021 as compared to 34.7% in the first six months of 2020.

Non-operating income / (loss)

Total non-operating income was $2.7 million for the first six months of 2021 versus loss of $10.6 million in the first six months of 2020. Investment gains were $3.7 million in the first six months of 2021 versus losses of $9.9 million in the first six months of 2020. Interest and dividend income decreased to $0.3 million in the first six months of 2021 from $0.7 million in the first six months of 2020. Interest expense was $1.3 million in the first six months of 2021 versus $1.3 million in the first six months of 2020.

The ETR for the first six months ended June 30, 2021 and 2020 were 33.9% and 32.8%, respectively.

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

Reconciliation of GAAP financial measures to non-GAAP (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues, U.S. GAAP basis	$75,624	$57,559	$143,552	$127,126
Operating income, U.S. GAAP basis	24,849	18,763	47,303	44,083
Add back: management fee expense	3,035	2,060	5,552	3,725
Operating income before management fee	$27,884	$20,823	$52,855	$47,808

Operating margin	32.9%	32.6%	33.0%	34.7%
Operating margin before management fee	36.9%	36.2%	36.8%	37.6%

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

The following tables show the mark to market and earnings per share (“EPS”) impact of the DCCA by quarter (in thousands, except per share data):

Mark to market by quarter (increase/(decrease)):		EPS impact by quarter:
	2020		2020
Q1	$(1,409)	Q1	$0.04
Q2	-	Q2	-
Q3	-	Q3	-
Q4	-	Q4	-
Year	$(1,409)	Year	$0.04

The following table (in thousands, except per share data) shows a reconciliation of our results for the six months ended June 30, 2021 and 2020 between the U.S. GAAP basis and a non-GAAP adjusted basis (“as adjusted”) as if all of the 2016 DCCA was recognized in 2016 without regard to the vesting schedule. We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results. These measures have been established in order to increase transparency for the purpose of evaluating our core business, for comparing results with prior period results, and to enable more appropriate comparisons with industry peers. However, non-GAAP financial measures should not be considered a substitute for financial measures calculated in accordance with U.S. GAAP and may be calculated differently by other companies.

	Six Months Ended
	June 30,
	2021	2020
Net income, U.S. GAAP basis	$33,051	$22,535
Impact of 2016 DCCA on expenses and taxes:
Compensation costs	-	(1,409)
Provision for income taxes	-	338
Total impact of 2016 DCCA	-	(1,071)
Net income, as adjusted	$33,051	$21,464

Per share (basic):
Net income, U.S. GAAP basis	$1.25	$0.85
Impact of DCCAs	-	(0.04)
Net income, as adjusted	$1.25	$0.81
Per fully diluted share:
Net income, U.S. GAAP basis	$1.24	$0.84
Impact of DCCAs	-	(0.04)
Net income, as adjusted	$1.24	$0.80

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, U.S. Treasury Bills, short-term investments, and securities held for investment purposes. Cash and cash equivalents are comprised primarily of  U.S. Treasury Bills.

Summary cash flow data for the first six months of 2021 and 2020 was as follows (in thousands):

	Six months ended
	June 30,
	2021	2020
Cash flows provided by/(used in) activities :
Operating activities	$54,327	$20,954
Investing activities	61,840	(46,101)
Financing activities	(31,296)	(2,887)
Net increase / (decrease) in cash and cash equivalents from activities	84,871	(28,034)
Effect of exchange rates on cash and cash equivalents	(3)	15
Net increase / (decrease) in cash and cash equivalents	84,868	(28,019)
Cash and cash equivalents, beginning of period	33,325	86,136
Cash and cash equivalents, end of period	$118,193	$58,117

Short-term investments in U.S. Treasury Bills	-	49,963
Investments in fixed maturity securities	-	2,971
Cash, cash equivalents, short-term investments in U.S. Treasury Bills, and investments in fixed maturity securities	$118,193	$111,051

Cash and liquidity requirements have historically been met through cash generated by operating income and our borrowing capacity. We filed a “shelf” registration statement with the Securities and Exchange Commission (“SEC”) that was declared effective in April 2018 and provided us flexibility to sell any combination of senior and subordinated debt securities, convertible debt securities, equity securities (including common and preferred stock), and other securities up to a total amount of $500 million. The shelf was available through April 2021. On July 21, 2021, the Company filed a new “shelf” registration statement on Form S-3 on similar terms, which was declared effective on July 27, 2021.

On January 2, 2020, the 2016 DCCA vested in accordance with the terms of the agreement and a cash payment in the amount of $43.7 million was made to the CEO. On July 1, 2020, the Company announced that the CEO elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from July 1, 2020 to November 10, 2020. On June 30, 2021, the Company announced that the CEO elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from July 1, 2021 to November 30, 2021.

As of June 30, 2021, we had cash, cash equivalents, and short-term investments in U.S. Treasury Bills of $118.2 million, an increase of $19.9 million from December 31, 2020, primarily due to the Company’s investing and operating activities, described below. Total debt outstanding at June 30, 2021 was $52.2 million, which consisted of subordinated notes due June 15, 2023.

Net cash provided by operating activities was $54.3 million for the six months ended June 30, 2021, as compared to $21.0 million provided by operating activities in the prior year’s comparative period. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities, primarily compensation payable which increased by $23.4 million for the six months ended June 30, 2021 and decreased by $33.3 million for the six months ended June 30, 2020.

Net cash provided by investing activities in the first six months of 2021 was $61.8 million, relating to net maturities of U.S. Treasuries under “Short-term investments in U.S. Treasury Bills” on the Condensed Consolidated Statements of Financial Condition, as compared to $46.1 million used in the prior year’s comparative period. As of June 30, 2021, we had total investments of $33.7 million, a decrease in total investments of $57.1 million from the prior year-end balance of $90.8 million.

Net cash used in financing activities in the first six months of 2021 was $31.3 million, including $24.2 million paid for the repurchase of the 5.875% ten year notes, $5.3 million paid for the purchase of treasury stock, $1.6 million paid in dividends, and $0.1 million paid on the principal portion of lease liabilities, as compared to $2.9 million used in the prior year’s comparative period.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus anticipated cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future. We believe we have no immediate material commitments for capital expenditures.

Under the terms of the lease of our Rye, New York office, we are obligated to make minimum total payments of $8.2 million through December 2028.

We have one broker-dealer subsidiary, G.distributors, which is subject to certain net capital requirements. G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended. The requirement was $250,000 for the broker-dealer at June 30, 2021. At June 30, 2021, G.distributors had net capital, as defined, of approximately $1.9 million, exceeding the regulatory requirement by approximately $1.7 million. Net capital requirements for our affiliated broker-dealer may increase in accordance with the rules and regulations applicable to broker-dealers to the extent G.distributors engages in other business activities.

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

Our exposure to pricing risk in equity securities is directly related to our role as a financial intermediary and advisor for AUM in our affiliated Funds and Institutional and PWM accounts, as well as our proprietary investment and trading activities. At June 30, 2021, we had investments in securities of $33.7 million. We may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. The investment in securities is at fair value and may move in line with the equity markets. The investments in securities portfolio changes are recorded as gain / (loss) from investments, net in the Condensed Consolidated Statements of Income included in Part I, Item 1 of this Form 10-Q.

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

Related to our proprietary investment activities, we had investments in equity securities and Funds of $33.7 million at June 30, 2021, which included investments in common stocks of $21.7 million, investments in open-end funds of $6.2 million, investments in ETFs of $5.3 million, and investments in closed-end Funds of $0.5 million, and at December 31, 2020, we had investments in equity securities and Funds of $25.8 million, which included investments in common stocks of $19.1 million, investments in open-end funds of $6.1 million, and investments in closed-end Funds of $0.6 million. Of the $21.7 million and $19.1 million invested in common stocks at June 30, 2021 and December 31, 2020, respectively, $10.3 million and $8.1 million, respectively, was related to our investment in Westwood Holdings Group Inc. (NYSE: WHG).

The following table provides a sensitivity analysis for our investments in equity securities and Funds as of June 30, 2021 and December 31, 2020 (in thousands). The sensitivity analysis assumes a 10% increase or decrease in the value of these investments:

(unaudited)	Fair Value	Fair Value assuming 10% decrease in equity prices	Fair Value assuming 10% increase in equity prices
At June 30, 2021:
Equity price sensitive investments, at fair value	$33,743	$30,369	$37,117
At December 31, 2020:
Equity price sensitive investments, at fair value	$25,845	$23,261	$28,430

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. government securities. These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value. Based on the June 30, 2021 cash and cash equivalents balance of $118.2 million, a 1% increase in interest rates would increase our interest income by $1.2 million annually. Given the current low interest rate environment, an analysis of a 1% decrease is not meaningful.

ITEM 4.  CONTROLS AND PROCEDURES

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in SEC rules and regulations. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure. Our CEO and PFO participated in this evaluation and concluded that, as of the date of June 30, 2021, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting as defined by Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company may be named in legal actions and proceedings in the normal course of business. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions, or other relief. For any such matters, the consolidated financial statements in Part II, Item 8 of this Form 10-K include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and, if material, makes the necessary disclosures. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial condition, operations, or cash flows at June 30, 2021. See also Note 10, Commitments and Contingencies, to the condensed consolidated financial statements in Part I, Item I of this Form 10-Q.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding purchases of Class A Stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
4/01/21 - 4/30/21	62,065	$19.00	62,065	2,715,516
5/01/21 - 5/31/21	12,800	24.43	12,800	2,702,716
6/01/21 - 6/30/21	83,019	24.42	83,019	2,619,697
Totals	157,884	$22.29	157,884

(1)	On trade date basis.

ITEM 6.  EXHIBITS

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of PFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of PFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina
Name: Kieran Caterina
Title: Principal Financial Officer

Date: August 3, 2021