Form 10-Q
period 2021-09-30
GAMCO INVESTORS, INC. ET AL
filed 2021-11-05
CIK 1060349

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No □

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer □	Accelerated filer ☒
Non-accelerated filer □	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class		Outstanding at October 31, 2021
Class A Common Stock, $0.001 par value	(Including 905,715 restricted stock awards)	7,982,227
Class B Common Stock, $0.001 par value		19,024,117
In addition, there are 390,300 Phantom Restricted Stock Awards outstanding as of October 31, 2021.

GAMCO INVESTORS, INC. AND SUBSIDIARIES

* Items other than those listed above have been omitted because they are not applicable.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(in thousands, except per share data)

	September 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents (a)	$152,615	$33,325
Short-term investments in U.S. Treasury Bills	-	64,988
Investments in securities, at fair value	29,561	25,845
Investment advisory fees receivable	24,187	28,796
Receivable from brokers	4,629	5,833
Receivable from affiliates	3,310	4,882
Goodwill and identifiable intangible assets	3,176	3,176
Deferred tax asset and income tax receivable	9,058	9,462
Other assets	9,794	9,095
Total assets	$236,330	$185,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Income taxes payable	$2,414	$3,910
Lease liability obligations	6,767	5,208
Compensation payable	47,767	21,543
Securities sold, not yet purchased	-	799
Payable to affiliates	450	3,843
Accrued expenses and other liabilities	38,645	38,973
Sub-total	96,043	74,276
5.875% Senior Notes (net of issuance costs of $10) (due June 1, 2021) (Note 7)	-	24,215
Subordinated Notes (net of issuance costs of $88) (due June 15, 2023) (Note 7)	52,102	-
Total liabilities	148,145	98,491

Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 16,561,976 and 16,621,426 shares issued, respectively; 8,071,855 and 8,478,694 shares outstanding, respectively	14	14
Class B Common Stock, $0.001 par value; 25,000,000 shares authorized; 24,000,000 shares issued; 19,024,117 outstanding	19	19
Additional paid-in capital	24,241	21,219
Retained earnings	400,452	394,386
Accumulated other comprehensive loss	(181)	(165)
Treasury stock, at cost (8,490,121 and 8,142,732 shares, respectively)	(336,360)	(328,562)
Total stockholders’ equity	88,185	86,911
Total liabilities and stockholders’ equity	$236,330	$185,402

(a)	Includes U.S. Treasury Bills with maturities of three months or less when purchased of $138 million and $15 million at September 30, 2021 and December 31, 2020, respectively.

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Investment advisory and incentive fees	$69,147	$54,894	$199,502	$168,637
Distribution fees and other income	6,760	6,358	19,957	19,741
Total revenues	75,907	61,252	219,459	188,378
Expenses:
Compensation	21,965	17,722	83,945	72,488
Management fee	-	-	5,552	3,725
Distribution costs	7,781	6,994	22,523	21,258
Other operating expenses	5,485	4,694	19,460	14,982
Total expenses	35,231	29,410	131,480	112,453

Operating income	40,676	31,842	87,979	75,925
Non-operating income / (loss)
Gain / (loss) from investments, net	(1,290)	(3,133)	2,376	(13,061)
Interest and dividend income	72	41	359	700
Interest expense	(814)	(691)	(2,101)	(1,985)
Shareholder-designated contribution	-	(5,436)	-	(5,436)
Total non-operating income / (loss)	(2,032)	(9,219)	634	(19,782)
Income before income taxes	38,644	22,623	88,613	56,143
Provision for income taxes	9,483	6,188	26,401	17,173
Net income	$29,161	$16,435	$62,212	$38,970

Earnings per share:
Basic	$1.11	$0.62	$2.36	$1.46
Diluted	$1.09	$0.62	$2.32	$1.46

Weighted average shares outstanding:
Basic	26,222	26,531	26,310	26,615
Diluted	26,832	26,613	26,863	26,679

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$29,161	$16,435	$62,212	$38,970
Other comprehensive income / (loss):
Foreign currency translation gain / (loss)	(31)	42	(16)	(23)
Total comprehensive income	$29,130	$16,477	$62,196	$38,947

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
(in thousands, except per share data)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2020	$33	$21,219	$394,386	$(165)	$(328,562)	$86,911
Net income	-	-	15,950	-	-	15,950
Foreign currency translation	-	-	-	10	-	10
Dividends declared ($0.02 per share)	-	-	(548)	-	-	(548)
Stock based compensation expense	-	1,166	-	-	-	1,166
Purchase of treasury stock	-	-	-	-	(1,814)	(1,814)
Balance at March 31, 2021	$33	$22,385	$409,788	$(155)	$(330,376)	$101,675
Net income	-	-	17,101	-	-	17,101
Foreign currency translation	-	-	-	5	-	5
Dividends declared ($2.02 per share)	-	-	(55,061)	-	-	(55,061)
Stock based compensation expense	-	946	-	-	-	946
Purchase of treasury stock	-	-	-	-	(3,520)	(3,520)
Balance at June 30, 2021	$33	$23,331	$371,828	$(150)	$(333,896)	$61,146
Net income	-	-	29,161	-	-	29,161
Foreign currency translation	-	-	-	(31)	-	(31)
Dividends declared ($0.02 per share)	-	-	(537)	-	-	(537)
Stock based compensation expense	-	910	-	-	-	910
Purchase of treasury stock	-	-	-	-	(2,464)	(2,464)
Balance at September 30, 2021	$33	$24,241	$400,452	$(181)	$(336,360)	$88,185

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2019	$33	$17,033	$362,515	$(204)	$(324,660)	$54,717
Net income	-	-	11,245	-	-	11,245
Foreign currency translation	-	-	-	(61)	-	(61)
Dividends declared ($0.02 per share)	-	-	(552)	-	-	(552)
Stock based compensation expense	-	941	-	-	-	941
Purchase of treasury stock	-	-	-	-	(946)	(946)
Balance at March 31, 2020	$33	$17,974	$373,208	$(265)	$(325,606)	$65,344
Net income	-	-	11,290	-	-	11,290
Foreign currency translation	-	-	-	(4)	-	(4)
Dividends declared ($0.02 per share)	-	-	(551)	-	-	(551)
Stock based compensation expense	-	1,137	-	-	-	1,137
Purchase of treasury stock	-	-	-	-	(772)	(772)
Balance at June 30, 2020	$33	$19,111	$383,947	$(269)	$(326,378)	$76,444
Net income	-	-	16,435	-	-	16,435
Foreign currency translation	-	-	-	42	-	42
Dividends declared ($0.02 per share)	-	-	(547)	-	-	(547)
Stock based compensation expense	-	993	-	-	-	993
Purchase of treasury stock	-	-	-	-	(1,637)	(1,637)
Balance at September 30, 2020	$33	$20,104	$399,835	$(227)	$(328,015)	$91,730

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$62,212	$38,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	857	694
Accretion of discounts and amortization of premiums	(35)	53
Stock based compensation expense	3,022	3,071
Deferred income taxes	345	7,621
Foreign currency translation loss	(16)	(23)
Unrealized (gains) / losses on securities	(8,149)	8,329
Net realized losses on securities	3,992	1,482
Impairment charge on intangible asset	-	589
(Increase) decrease in assets:
Investments in securities	1,073	2,802
Investment advisory fees receivable	4,609	17,099
Receivable from brokers	1,204	(4,699)
Receivable from affiliates	1,572	535
Income taxes receivable	59	(1,840)
Other assets	(1,637)	(1,360)
Increase (decrease) in liabilities:
Payable to brokers	74	-
Income taxes payable	(1,496)	(395)
Compensation payable	26,224	(32,183)
Payable to affiliates	(3,393)	(3,688)
Accrued expenses and other liabilities	(461)	617
Total adjustments	27,844	(1,296)
Net cash provided by operating activities	90,056	37,674
Cash flows from investing activities:
Purchases of securities	(4,895)	(105,598)
Proceeds from sales and maturities of securities	67,360	7,157
Return of capital on securities	1,127	18
Net cash provided by / (used in) investing activities	63,592	(98,423)
Cash flows from financing activities:
Maturity of 5.875% ten year notes due 6/1/21	(24,225)	-
Dividends paid	(2,135)	(1,595)
Purchase of treasury stock	(7,798)	(3,355)
Repayment of principal portion of lease liability	(193)	(160)
Repurchase of 2-year puttable note due 6/15/23	(10)
Net cash used in financing activities	(34,361)	(5,110)
Effect of exchange rates on cash and cash equivalents	3	5
Net increase / (decrease) in cash and cash equivalents	119,290	(65,854)
Cash and cash equivalents, beginning of period	33,325	86,136
Cash and cash equivalents, end of period	$152,615	$20,282
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,600	$1,597
Cash paid for taxes	$27,092	$12,373
Supplemental disclosure of non-cash activity:
For the nine months ended September 30, 2021 and 2020, the Company accrued dividends on restricted stock awards of $1,911 and $55, respectively.
For the nine months ended September 30, 2021, the Company issued approximately $52.2 million principal amount of Subordinated Notes due 2023 to shareholders in connection with the special dividend of $2.00 per share.

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Organization and Description of Business

Unless indicated otherwise, or the context otherwise requires, references in this report to “GAMCO Investors, Inc.,” “GAMCO,” “the Company,” “the Firm,” and “GBL” or similar terms are to GAMCO Investors, Inc., its predecessors, and its subsidiaries.

GAMCO (New York Stock Exchange (“NYSE”): GBL), a company incorporated under the laws of Delaware, is a widely-recognized provider of investment advisory services to 24 open-end funds, 14 closed-end funds, 2 actively managed semi-transparent exchange traded funds (“ETFs”), one société d’investissement à capital variable (“SICAV”), and approximately 1,400 institutional and private wealth management (“Institutional and PWM”) investors principally in the United States (U.S.). The Company generally manages assets on a fully discretionary basis and invests in a variety of U.S. and international securities. The Company’s revenues are based primarily on the levels of assets under management (“AUM”) and fees associated with the various investment products.

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

2.  Revenue Recognition

The discussion below includes all material revenue streams that are within the scope of ASU 2014-09, Revenue From Contracts With Customers (Topic 606) (“ASU 2014-09”). In all cases for all revenue streams discussed below, the revenue generated is from a single transaction price and there is no need to allocate the amounts across more than a single revenue stream. The customer for all revenues derived from mutual funds, closed-end funds, and actively managed semi-transparent ETFs (collectively, the “Funds”) described in detail below has been determined to be each Fund itself and not the ultimate underlying investor in each Fund.

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

Advisory Fee Revenues

Advisory fees for Funds, sub-advisory accounts, and the SICAV are earned based on predetermined percentages of the average net assets of the individual Funds and are recognized as revenues as the related services are performed. Fees for mutual Funds, one LSE listed closed-end investment company, actively managed semi-transparent ETFs, sub-advisory accounts, and the SICAV are computed on a daily basis based on average daily net AUM. Fees for U.S. closed-end Funds are computed on average weekly net AUM and fees for one LSE listed closed-end Fund are computed on a daily basis based on daily market value. These fees are received in cash after the end of each monthly period within 30 days. The revenue recognition occurs ratably as the performance obligation (advising the Fund) is met continuously over time. There is a risk of non-payment and, therefore, an impairment loss on these receivables is possible at each reporting date. There were no such impairment losses for the periods presented.

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

Revenue Disaggregated

The following table presents the Company’s revenue disaggregated by investment vehicle (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment advisory and incentive fees:
Mutual Funds	$25,075	$22,163	$73,256	$66,084
Closed-end Funds	22,298	16,218	60,185	47,232
Institutional & PWM	19,246	14,771	55,437	49,319
Sub-advisory accounts	636	521	1,902	1,770
SICAV	1,829	1,159	4,767	3,827
Performance-based	63	62	3,955	405
Distribution fees and other income	6,760	6,358	19,957	19,741
Total revenues	$75,907	$61,252	$219,459	$188,378

3.  Investment in Securities

Investments in equity securities and funds at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021		December 31, 2020
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Investments in equity securities and funds:
Common stocks	$33,652	$17,687	$41,341	$19,099
Open-end funds	5,633	6,018	5,757	6,128
Actively managed semi-transparent ETFs	5,000	5,320	-	-
Closed-end Funds	523	529	628	618
Other	6	7	-	-
Total investments in equity securities and funds	$44,814	$29,561	$47,726	$25,845

Investments in equity securities and funds, including the Company’s investments in common stocks and the Funds, are stated at fair value with any unrealized gains or losses reported in each respective period’s earnings.

There were no investments in debt securities at September 30, 2021. Investments in debt securities at December 31, 2020 consisted of the following (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Short-term investments in U.S. Treasury Bills:
U.S. Treasury Bills	$64,988	$6	$-	$64,994
Total short-term investments in U.S. Treasury Bills	$64,988	$6	$-	$64,994

The maturity dates of all of the Company’s investments in debt securities are less than one year.

Securities sold, not yet purchased at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021		December 31, 2020
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Securities sold, not yet purchased:
Common stocks	$-	$-	$728	$799
Total securities sold, not yet purchased	$-	$-	$728	$799

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

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2021 and December 31, 2020 (in thousands):

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2021

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2021
Cash equivalents	$152,243	$-	$-	$152,243
Investments in securities:
Common stocks	17,687	-	-	17,687
Open-end Funds	6,018	-	-	6,018
Actively managed semi-transparent ETFs	5,320	-	-	5,320
Closed-end Funds	529	-	-	529
Other	7	-	-	7
Total investments in securities	29,561	-	-	29,561
Total assets at fair value	$181,804	$-	$-	$181,804

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2020
Cash equivalents	$32,661	$-	$-	$32,661
Investments in securities:
Common stocks	19,099	-	-	19,099
Open-end Funds	6,128	-	-	6,128
Closed-end Funds	618	-	-	618
Total investments in securities	25,845	-	-	25,845
Total assets at fair value	$58,506	$-	$-	$58,506
Liabilities
Securities sold, not yet purchased:
Trading - Common stocks	$799	$-	$-	$799
Total securities sold, not yet purchased	$799	$-	$-	$799

Cash equivalents are comprised primarily of U.S. Treasury Bills and our money market fund which invests in U.S. Treasury Bills.

Financial assets not carried at fair value

The following table presents the carrying value and fair value of the Company’s investments in debt securities that are held-to-maturity and consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value Level 1	Carrying Value	Fair Value Level 1
U.S. Treasury Bills	$-	$-	$64,988	$64,994
Total	$-	$-	$64,988	$64,994

At September 30, 2021 and December 31, 2020, the Senior Notes and Subordinated Notes were recorded at face value, net of amortized issuance costs, as follows (in thousands) on the Condensed Consolidated Statements of Financial Condition:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value Level 2	Carrying Value	Fair Value Level 2
5.875% Senior Notes	$-	$-	$24,215	$24,554
Subordinated Notes	52,102	52,102	-	-
Total	$52,102	$52,102	$24,215	$24,554

The carrying value of other financial assets and liabilities approximates their fair value based on the short-term nature of these items.

5. Income Taxes

The effective tax rate (“ETR”) for the three months ended September 30, 2021 and 2020 was 24.5% and 27.4%, respectively. The ETR for the nine months ended September 30, 2021 and 2020 was 29.8% and 30.6%, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic:
Net income	$29,161	$16,435	$62,212	$38,970
Weighted average shares outstanding	26,222	26,531	26,310	26,615
Basic net income per share	$1.11	$0.62	$2.36	$1.46

Diluted:
Net income	$29,161	$16,435	$62,212	$38,970

Weighted average shares outstanding	26,222	26,531	26,310	26,615
Restricted stock awards	610	82	553	64
Total	26,832	26,613	26,863	26,679

Diluted net income per share	$1.09	$0.62	$2.32	$1.46

7. Debt

Senior Notes

On May 31, 2011, the Company issued 10-year, $100 million senior notes (“Senior Notes”). The Senior Notes bore interest at 5.875% per annum, payable semi-annually on June 1 and December 1 of each year and commenced on December 1, 2011. At December 31, 2020, the debt was recorded at its face value, net of issuance costs, of $24.2 million. On June 1, 2021, the Senior Notes matured and were fully repaid.

Subordinated Notes

On June 14, 2021, the Company entered into an indenture with Computershare Trust Company, N.A., as trustee, relating to GAMCO’s issuance of up to approximately $54.0 million of 2-year subordinated notes (“Subordinated Notes”). The Subordinated Notes were issued to shareholders as a special dividend of $2.00 per share on GAMCO’s class A common stock (“Class A Stock”) and class B common stock (“Class B Stock”). The Company issued approximately $52.2 million of Subordinated Notes in connection with the special dividend and reserved approximately $1.9 million of Subordinated Notes to be issued upon vesting of restricted stock awards (“RSAs”).  The Subordinated Notes bear interest at a rate of 4% per annum for the one-year period ending June 15, 2022 and 5% per annum for the one-year period ending June 15, 2023 and mature on June 15, 2023. The Subordinated Notes are transferable, callable at the option of GAMCO, in whole or in part, at any time or from time to time at a redemption price equal to 100% of the principal amount of the Subordinated Notes to be redeemed plus interest, and puttable, in whole or in part, at any time after September 15, 2021 at a redemption price equal to 100% of the principal amount of the Subordinated Notes to be redeemed upon notice of redemption of at least 60 days but not more than 90 days before the redemption date.

During the three months ended September 30, 2021, the Company issued $22 thousand of new Subordinated Notes from the reserve of approximately $1.9 million for RSAs that vested. The Company redeemed $10 thousand of Subordinated Notes during the third quarter of 2021 relating to put notices received at least 60 days prior to the end of the quarter. As of September 30, 2021, there are $52.1 million of Subordinated Notes outstanding.

8. Stockholders’ Equity

Shares outstanding were 27.1 million and 27.5 million on September 30, 2021 and December 31, 2020, respectively.

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

On March 5, 2020, 392,700 RSAs were issued at a grant price of $14.31 per RSA. On June 15, 2021, 396,800 phantom RSAs were issued at a grant price of $25.02 per phantom RSA and have similar vesting terms to the RSAs. The phantom RSAs, which will be settled in cash based on the fair value of the shares on the vesting date, were determined to be liability awards and are adjusted for changes in the Company’s stock price at each reporting date.

As of September 30, 2021 and December 31, 2020, there were 909,215 and 1,079,650, respectively, RSAs outstanding with weighted average grant prices per RSA of $18.79 and $19.45, respectively, and 10,000 stock options outstanding with an exercise price of $25.55. As of September 30, 2021, there were 393,300 phantom RSAs outstanding with weighted average grant prices per phantom RSA of $25.02.

For the three months ended September 30, 2021 and 2020, the Company recognized stock-based non-cash RSA compensation expense of $0.9 million and $1.0 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company recognized stock-based non-cash RSA compensation expense of $3.0 million and $3.1 million, respectively. For the three and nine months ended September 30, 2021, the Company recognized stock-based Phantom RSA compensation expense of $0.6 million and $0.7 million, respectively. As of September 30, 2021, the accrued Phantom RSA compensation payable was $0.7 million and was included within compensation payable in the Condensed Consolidated Statements of Financial Condition.

The total compensation costs related to non-vested RSA and Phantom RSA awards to teammates, excluding the CEO who received none, not yet recognized was approximately $8.0 million and $8.4 million, respectively, as of September 30, 2021.

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

For the three months ended September 30, 2021 and 2020, the Company repurchased 92,427 and 133,383 shares, respectively, at an average price per share of $26.65 and $12.26, respectively. For the nine months ended September 30, 2021 and 2020, the Company repurchased 347,389 and 254,180 shares, respectively, at an average price per share of $22.44 and $13.19, respectively. At September 30, 2021, the total shares available under the Stock Repurchase Program to be repurchased in the future were 2,527,270. The Stock Repurchase Program is not subject to an expiration date.

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

Dividends

During the three months ended September 30, 2021 and 2020, the Company declared cash dividends of $0.02 per share to shareholders of Class A Stock and Class B Stock. During the nine months ended September 30, 2021 and 2020, the Company declared cash dividends of $0.06 per share to shareholders of Class A Stock and Class B Stock. During the nine months ended September 30, 2021, the Company declared a special dividend of $2.00 per share to shareholders of Class A Stock and Class B Stock payable in Subordinated Notes.

Shelf Registration

In April 2018, the SEC declared effective the Company’s “shelf” registration statement on Form S-3 giving the Company the flexibility to sell any combination of senior and subordinated debt securities, convertible debt securities, and equity securities (including common and preferred stock) and other securities up to a total amount of $500 million. The shelf expired in April 2021. On July 21, 2021, the Company filed a new “shelf” registration statement on Form S-3 on similar terms, which was declared effective on July 27, 2021.

9. Goodwill and Identifiable Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less the liabilities assumed. At September 30, 2021 and December 31, 2020, there was goodwill of $0.2 million maintained on the Condensed Consolidated Statements of Financial Condition related to G.distributors.

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund (the “Enterprise Fund”) and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.3 million at September 30, 2021 and December 31, 2020. The investment advisory agreement for the Enterprise Fund is next up for renewal in February 2022. As a result of becoming the advisor to the Bancroft Fund Ltd. (the “Bancroft Fund”) and the Ellsworth Growth and Income Fund Ltd. (the “Ellsworth Fund”) and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.6 million at September 30, 2021 and December 31, 2020. The investment advisory agreements for the Bancroft Fund and the Ellsworth Fund are next up for renewal in August 2022. Each of these investment advisory agreements are subject to annual renewal by the respective fund’s board of directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.

The Company assesses the recoverability of goodwill and intangible assets at least annually, or more often should events warrant. In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread quickly to numerous countries, including the United States. On March 11, 2020, COVID-19 was identified as a global pandemic by the World Health Organization. In response to its spread, governmental authorities imposed restrictions on travel and congregation and the temporary closure of many non-essential businesses in affected jurisdictions, including, beginning in March 2020, in the United States. The pandemic and resulting economic dislocations have had adverse consequences for the portfolios of the Funds, including the Enterprise Fund, Bancroft Fund, and Ellsworth Fund. For the nine months ended September 30, 2020, as a result of the dislocations in the financial markets resulting from COVID-19, impairment analyses were performed which resulted in a $589 thousand impairment charge to the identifiable intangible asset related to the Enterprise Fund included within other operating expenses on the Condensed Consolidated Statements of Income. There were no indicators of impairment for the three months ended September 30, 2020 or the three and nine months ended September 30, 2021 and, as such, there was no impairment analysis performed or charge recorded for such period. There was no impairment charge recorded to the identifiable intangible asset related to the Bancroft Fund or Ellsworth Fund.

10. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings in the normal course of business. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial condition, operations, or cash flows at September 30, 2021.

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

This lease has been accounted for as a finance lease under FASB ASC Topic 842 (and prior to 2019, as a capital lease under FASB ASC Topic 840, Leases) as it transfers substantially all the benefits and risks of ownership to the Company.  The Company has recorded the leased property as an asset and a lease obligation for the present value of the obligation of the leased property.  The leased property is amortized on a straight-line basis from the date of the most recent extension to the end of the lease. The lease obligation is amortized over the same term using the interest method of accounting.  Finance lease improvements are amortized from the date of expenditure through the end of the lease term or the useful life, whichever is shorter, on a straight-line basis.  The lease provides that all operating expenses relating to the property (such as property taxes, utilities, and maintenance) are to be paid by the lessee, GAMCO. These are recognized as expenses in the periods in which they are incurred.  Accumulated amortization on the leased property at September 30, 2021 and December 31, 2020 was approximately $5.6 million and $5.5 million, respectively.

The Company also rents office space under operating leases, which expire at various dates through December 31, 2030.

The following table summarizes the Company’s leases for the periods presented (in thousands, except lease term and discount rate):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Finance lease cost - interest expense	$257	$264	$780	$800
Finance lease cost - amortization of right-of-use asset	66	66	200	200
Operating lease cost	143	104	489	284
Sublease income	(26)	(46)	(118)	(138)
Total lease cost	$440	$388	$1,351	$1,146

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance lease	$-	$-	$-	$-
Operating cash flows from operating leases	174	87	392	240
Financing cash flows from finance lease	67	56	192	160
Total cash paid for amounts included in the measurement of lease liabilities	$241	$143	$584	$400
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-	$2,143	$324
Weighted average remaining lease term—finance lease (years)	7.3	8.3	7.3	8.3
Weighted average remaining lease term—operating leases (years)	2.7	2.2	2.7	2.2
Weighted average discount rate—finance lease	19.1%	19.1%	19.1%	19.1%
Weighted average discount rate—operating leases	5.0%	5.0%	5.0%	5.0%

The finance lease right-of-use asset, net of amortization, at September 30, 2021 and December 31, 2020 was $1.5 million and $1.7 million, respectively, and the operating right-of-use assets, net of amortization, were $2.5 million and $0.8 million, respectively, and these right-of-use assets were included within other assets in the Condensed Consolidated Statements of Financial Condition.

The following table summarizes the maturities of lease liabilities at September 30, 2021 (in thousands):

Year ending December 31,	Finance Leases	Operating Leases	Total Leases
2021 (excluding the nine months ended September 30, 2021)	$323	$213	$536
2022	1,080	659	1,739
2023	1,080	507	1,587
2024	1,080	384	1,464
2025	1,080	323	1,403
Thereafter	3,240	1,615	4,855
Total lease payments	$7,883	$3,701	$11,584
Less imputed interest	(3,681)	(1,042)	(4,723)
Total lease liabilities	$4,202	$2,659	$6,861

The finance lease contains an escalation clause tied to the change in the New York Metropolitan Area Consumer Price Index, which may cause the future minimum payments to exceed the amounts shown above. Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $1.1 million due over the next eight years, which are due from affiliated entities.

11. Shareholder-Designated Contributions

During 2013, the Company established a Shareholder Designated Charitable Contribution program. Under the program, each shareholder is eligible to designate a charity to which the Company would make a donation based upon the actual number of shares registered in the shareholder’s name. Shares held in nominee or street name are not eligible to participate. For the three and nine months ended September 30, 2020, the Company recorded a charge of $5.4 million, or $0.25 per share, which were included in shareholder-designated contributions on the Condensed Consolidated Statements of Income.

12. Related Party Transactions

On June 8, 2021, the Chief Executive Officer (“CEO”) of the Company elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from July 1, 2021 to November 30, 2021. On June 30, 2020, the CEO of the Company elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from July 1, 2020 to November 10, 2020. For the three and nine months ended September 30, 2021 and 2020, the waivers reduced compensation expense by $10.4 million and $8.5 million, respectively, and management fee expense by $2.9 million and $1.4 million, respectively.

13. Regulatory Requirements

The Company’s broker-dealer subsidiary, G.distributors, is subject to certain net capital requirements. G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended. The requirement was $250,000 for the broker-dealer at September 30, 2021. At September 30, 2021, G.distributors had net capital, as defined, of approximately $2.2 million, exceeding the regulatory requirement by approximately $2.0 million. Net capital requirements for the Company’s affiliated broker-dealer may increase in accordance with the rules and regulations applicable to broker-dealers to the extent G.distributors engages in other business activities.

14. Subsequent Events

On October 11, 2021, the Company repurchased 70,407 shares at $24.50 per share in a private transaction. From October 1, 2021 to November 4, 2021, excluding the private transaction, the Company repurchased 15,721 shares at $25.36 per share.

From October 1, 2021 to November 4, 2021, the Company redeemed $0.9 million of Subordinated Notes as a result of put notices received.

On November 4, 2021, the Board of Directors declared its regular quarterly dividend of $0.04 per share, an increase of 100%, to all of the Company’s shareholders, payable on December 28, 2021 to shareholders of record on December 14, 2021.

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

GAMCO (New York Stock Exchange (“NYSE”): GBL), a company incorporated under the laws of Delaware, is a widely-recognized provider of investment advisory services to 24 open-end funds, 14 closed-end funds, 2 actively managed semi-transparent Exchange Traded Funds (“ETFs”), one société d’investissement à capital variable (“SICAV”), and approximately 1,400 institutional and private wealth management (“Institutional and PWM”) investors principally in the United States (U.S.). The Company generally manages assets on a fully discretionary basis and invests in a variety of U.S. and international securities. The Company’s revenues are based primarily on the levels of assets under management (“AUM”) and fees associated with the various investment products.

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

As of September 30, 2021, we had $33.5 billion of assets under management (“AUM”).

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread quickly to numerous countries, including the U.S. On March 11, 2020, COVID-19 was identified as a global pandemic by the World Health Organization. In response to its spread, governmental authorities have imposed restrictions on travel and congregation and the temporary closure of many non-essential businesses in affected jurisdictions, including, beginning in March 2020, in the U.S. As world leaders focused on the unprecedented human and economic challenges of COVID-19, global equity markets plunged as the coronavirus pandemic spread. In March 2020, the unfolding events led to the worst month for stocks since 2008 and the worst first quarter since 1937. In the remainder of 2020 and continuing into the third quarter of 2021, as a result of unprecedented fiscal and monetary stimulus and the fast tracking of COVID-19 vaccines, the markets have rebounded strongly. As a result of this pandemic, the Company allowed most of our employees (“teammates”) to work remotely. This policy continued through the end of June 2021. Effective July 2021, the Company changed its policy and asked fully vaccinated teammates to return to our offices. As a result, the majority of our teammates are now back in our offices. There continues to be no material impact of remote work arrangements on our operations, including our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures, and there has been no material challenge in implementing our business continuity plan.

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

Assets Under Management

AUM was $33.5 billion as of September 30, 2021, an increase of $3.8 billion, or 12.8%, from the September 30, 2020 AUM of $29.7 billion. Equity AUM was $31.9 billion at September 30, 2021, an increase of $5.1 billion, or 19.0%, from the September 30, 2020 equity AUM of $26.8 billion. The third quarter 2021 activity consisted of $0.5 billion of market depreciation,  net cash outflows of $0.4 billion, and recurring distributions, net of reinvestments, from the mutual and closed-end funds (the “Funds”) of $0.1 billion. Average total AUM was $34.6 billion in the third quarter of 2021 versus $30.3 billion in the third quarter of 2020, an increase of 14.2%.

We earn incentive fees for assets attributable to certain preferred issues for our closed-end Funds, our GDL Fund (GDL), the Gabelli Merger Plus+ Trust Plc (GMP), and the GAMCO Merger Arbitrage Fund. As of September 30, 2021, assets with incentive based fees were $1.2 billion, 20% above the $1.0 billion on September 30, 2020. The majority of these assets have calendar year-end measurement periods; therefore, our incentive fees are primarily recognized in the fourth quarter when the uncertainty is removed at the end of the annual measurement period.

Roll-forward of AUM (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Equities:
Mutual Funds

Beginning of period assets	$10,206	$8,651	$9,541	$10,481
Inflows	235	275	780	844
Outflows	(400)	(588)	(1,355)	(1,998)
Net inflows (outflows)	(165)	(313)	(575)	(1,154)
Market appreciation (depreciation)	(179)	527	904	(446)
Fund distributions, net of reinvestment	(6)	(10)	(14)	(26)
Total increase (decrease)	(350)	204	315	(1,626)
End of period assets	$9,856	$8,855	$9,856	$8,855
Percentage of total assets under management	29.4%	29.8%	29.4%	29.8%
Average assets under management	10,243	8,997	10,069	9,032

Closed-end Funds
Beginning of period assets	$7,163	$5,391	$6,429	$6,351
Inflows	163	-	206	40
Outflows	(202)	(29)	(222)	(47)
Net inflows (outflows)	(39)	(29)	(16)	(7)
Market appreciation (depreciation)	(113)	422	811	(328)
Fund distributions, net of reinvestment	(109)	(108)	(322)	(340)
Total increase (decrease)	(261)	285	473	(675)
End of period assets	$6,902	$5,676	$6,902	$5,676
Percentage of total assets under management	20.6%	19.1%	20.6%	19.1%
Average assets under management	$7,138	$5,753	$6,975	$5,576

Closed-end Funds - Preferreds
Beginning of period assets	$1,336	$1,468	$1,344	$1,654
Inflows	-	-	-	-
Outflows	(11)	(113)	(13)	(296)
Net inflows (outflows)	(11)	(113)	(13)	(296)
Market appreciation (depreciation)	25	1	48	33
Fund distributions, net of reinvestment	(14)	(15)	(43)	(50)
Total increase (decrease)	-	(127)	(8)	(313)
End of period assets	$1,336	$1,341	$1,336	$1,341
Percentage of total assets under management	4.0%	4.5%	4.0%	4.5%
Average assets under management	$1,336	$1,426	$1,339	$1,512

Institutional & PWM
Beginning of period assets	$13,590	$10,455	$12,371	$14,565
Inflows	111	119	375	611
Outflows	(382)	(667)	(1,572)	(2,826)
Net inflows (outflows)	(271)	(548)	(1,197)	(2,215)
Market appreciation (depreciation)	(268)	632	1,877	(1,811)
Total increase (decrease)	(539)	84	680	(4,026)
End of period assets (a)	$13,051	$10,539	$13,051	$10,539
Percentage of total assets under management	38.9%	35.5%	38.9%	35.5%
Average assets under management	$13,478	$10,782	$13,280	$11,447

SICAV
Beginning of period assets	$665	$451	$474	$594
Inflows	88	18	380	101
Outflows	(11)	(59)	(126)	(265)
Net inflows (outflows)	77	(41)	254	(164)
Market appreciation (depreciation)	(14)	27	-	7
Total increase (decrease)	63	(14)	254	(157)
End of period assets	728	437	728	437
Percentage of total assets under management	2.2%	1.5%	2.2%	1.5%
Average assets under management	$707	$440	$622	$490

(a) Includes $178 million and $196 million of 100% U.S. Treasury Fund AUM at September 30, 2021 and 2020, respectively.

Roll-forward of AUM (in millions) (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Total Equities
Beginning of period assets	$32,960	$26,416	$30,159	$33,645
Inflows	597	412	1,741	1,596
Outflows	(1,006)	(1,456)	(3,288)	(5,432)
Net inflows (outflows)	(409)	(1,044)	(1,547)	(3,836)
Market appreciation (depreciation)	(549)	1,609	3,640	(2,545)
Fund distributions, net of reinvestment	(129)	(133)	(379)	(416)
Total increase (decrease)	(1,087)	432	1,714	(6,797)
End of period assets	$31,873	$26,848	$31,873	$26,848
Percentage of total assets under management	95.0%	90.4%	95.0%	90.4%
Average assets under management	$31,566	$25,972	$30,946	$26,545

Fixed Income:
100% U.S. Treasury fund
Beginning of period assets	$1,633	$2,921	$2,370	$2,810
Inflows	667	677	1,971	2,763
Outflows	(666)	(776)	(2,707)	(2,765)
Net inflows (outflows)	1	(99)	(736)	(2)
Market appreciation (depreciation)	-	-	-	14
Total increase (decrease)	1	(99)	(736)	12
End of period assets	$1,634	$2,822	$1,634	$2,822
Percentage of total assets under management	4.9%	9.5%	4.9%	9.5%
Average assets under management	$1,691	$2,906	$1,890	$2,937

Institutional & PWM
Beginning of period assets	$32	$19	$32	$20
Inflows	-	3	-	2
Outflows	-	-	-	-
Net inflows (outflows)	-	3	-	2
Market appreciation (depreciation)	-	-	-	-
Total increase (decrease)	-	3	-	2
End of period assets	$32	$22	$32	$22
Percentage of total assets under management	0.1%	0.1%	0.1%	0.1%
Average assets under management	$32	$22	$32	$20

Total Fixed Income
Beginning of period assets	$1,665	$2,940	$2,402	$2,830
Inflows	667	680	1,971	2,765
Outflows	(666)	(776)	(2,707)	(2,765)
Net inflows (outflows)	1	(96)	(736)	-
Market appreciation (depreciation)	-	-	-	14
Total increase (decrease)	1	(96)	(736)	14
End of period assets	$1,666	$2,844	$1,666	$2,844
Percentage of total assets under management	5.0%	9.6%	5.0%	9.6%
Average assets under management	$1,723	$2,928	$1,922	$2,957

Total AUM
Beginning of period assets	$34,625	$29,356	$32,561	$36,475
Inflows	1,264	1,092	3,712	4,361
Outflows	(1,672)	(2,232)	(5,995)	(8,197)
Net inflows (outflows)	(408)	(1,140)	(2,283)	(3,836)
Market appreciation (depreciation)	(549)	1,609	3,640	(2,531)
Fund distributions, net of reinvestment	(129)	(133)	(379)	(416)
Total increase (decrease)	(1,086)	336	978	(6,783)
End of period assets	$33,539	$29,692	$33,539	$29,692
Average assets under management	$33,289	$28,900	$32,868	$29,502

Our AUM by style at September 30, 2021 (in millions) was comprised of the following:

	Funds	Institutional & PWM	SICAV	Total
Value	$10,666	$12,279	$17	$22,962
Utilities	2,537	-	-	2,537
Growth	1,328	460	-	1,788
Sector-focused	753	270	703	1,726
100% U.S. Treasury Fund	1,634	-	-	1,634
Gold and Natural Resources	1,136	-	-	1,136
Event-driven	1,085	-	-	1,085
Convertibles	589	74	8	671
Total	$19,728	$13,083	$728	$33,539

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

Compensation costs include variable and fixed compensation and related expenses paid to officers, portfolio managers, sales, trading, research, and all other teammates. Variable compensation paid to sales teammates and portfolio management generally represents 40% of revenues and is the largest component of total compensation costs. Distribution costs include marketing, product distribution, and promotion costs. The management fee is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits, which is paid to Mr. Mario J. Gabelli or his designee for acting as Chief Executive Officer (“CEO”) pursuant to his 2008 Employment Agreement so long as he is an executive of GBL and devotes the substantial majority of his working time to the business. Other operating expenses include general and administrative operating costs.

Non-operating income / (loss) includes gains / (losses) from investments, net (which includes both realized and unrealized gains and losses from securities), interest and dividend income, interest expense, and shareholder-designated contribution. The gain / (loss) from investments, net is derived from our proprietary investment portfolio consisting of various public investments.

The following table (in thousands, except per share data) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Income contained in our condensed consolidated financial statements and should be read in conjunction with those statements included in Part I, Item 1 of this Form 10-Q.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Investment advisory and incentive fees	$69,147	$54,894	$199,502	$168,637
Distribution fees and other income	6,760	6,358	19,957	19,741
Total revenues	75,907	61,252	219,459	188,378
Expenses
Compensation	21,965	17,722	83,945	72,488
Management fee	-	-	5,552	3,725
Distribution costs	7,781	6,994	22,523	21,258
Other operating expenses	5,485	4,694	19,460	14,982
Total expenses	35,231	29,410	131,480	112,453
Operating income	40,676	31,842	87,979	75,925
Non-operating income / (loss)
Gain / (loss) from investments, net	(1,290)	(3,133)	2,376	(13,061)
Interest and dividend income	72	41	359	700
Interest expense	(814)	(691)	(2,101)	(1,985)
Shareholder-designated contribution	-	(5,436)	-	(5,436)
Total non-operating income / (loss)	(2,032)	(9,219)	634	(19,782)
Income before income taxes	38,644	22,623	88,613	56,143
Provision for income taxes	9,483	6,188	26,401	17,173
Net income	$29,161	$16,435	$62,212	$38,970

Earnings per share:
Basic	$1.11	$0.62	$2.36	$1.46
Diluted	$1.09	$0.62	$2.32	$1.46

Three Months Ended September 30, 2021 Compared To Three Months Ended September 30, 2020

Overview

Net income for the third quarter of 2021 was $29.2 million, or $1.09 per fully diluted share, versus $16.4 million, or $0.62 per fully diluted share, in the third quarter of 2020. The quarter-to-quarter comparison was impacted by higher revenues and a smaller non-operating loss, offset by higher compensation and other operating expenses.

Revenues

Investment advisory and incentive fees for the third quarter of 2021 were $69.1 million, 25.9% higher than the 2020 comparative figure of $54.9 million due to higher average AUM. Mutual Fund revenues for the third quarter of 2021 increased by 13.7% to $25.7 million from $22.6 million in the third quarter of 2020. Our closed-end Fund revenues increased 37.7% to $22.3 million in the third quarter 2021 from $16.2 million in the third quarter of 2020. Institutional and PWM account revenues, which are generally based on beginning of quarter AUM, increased by 29.7% to $19.2 million in the third quarter of 2021 from $14.8 million in the third quarter of 2020. Revenues relating to the SICAV increased $0.6 million to $1.8 million in the third quarter of 2021, from $1.2 million in the third quarter of 2020. There were incentive fees of $0.1 million for three months ending September 30, 2021 versus $0.1 million for the three months ended September 30, 2020.

Mutual Fund distribution fees and other income were $6.8 million for the third quarter of 2021, an increase of $0.4 million or 6.2% from $6.4 million in the third quarter of 2020 primarily due to higher average AUM in equity mutual Funds that generate distribution fees.

Expenses

Compensation costs, which are largely variable, were $22.0 million in the third quarter of 2021, or 24.3% higher than prior year comparative compensation costs of $17.7 million. The CEO’s waiver of his compensation reduced compensation by $10.4 million in the third quarter of 2021 and $8.5 million in the third quarter of 2020. The quarter over quarter increase was comprised of a $2.4 million increase in variable compensation expense, and a $1.9 million increase in fixed compensation.

Management fee expense, which is wholly variable and based on pretax income, was $0 in the third quarter of 2021 and 2020. For the third quarter of 2021 and 2020, management fee expense was reduced by $2.9 million and $1.4 million, respectively, as part of the CEO waiver.

Distribution costs were $7.8 million in the third quarter of 2021, an increase of $0.8 million, or 11.4%, from $7.0 million in the third quarter of 2020.

Other operating expenses were $5.5 million in the third quarter of 2021, an increase of $0.8 million, or 17.0%, from $4.7 million in the third quarter of 2020.

Operating income for the third quarter of 2021 was $40.7 million, an increase of $8.9 million, or 28.0%, from the $31.8 million in the third quarter of 2020. Operating income, as a percentage of revenues, was 53.6% in the third quarter of 2021 as compared to 52.0% in the third quarter of 2020.

Non-operating income / (loss)

Total non-operating loss was $2.0 million for the third quarter of 2021 versus a loss of $9.2 million in the third quarter of 2020. Investment losses were $1.3 million in the third quarter of 2021 versus losses of $3.1 million in the third quarter of 2020. Interest and dividend income remained the same at $0.1 million in the third quarter of 2021 and 2020. Interest expense was $0.8 million and $0.7 million in the third quarter of 2021 and 2020, respectively. Accruals related to the SDCC programs were $5.4 million in the third quarter of 2020.

The effective tax rates (“ETR”) for the three months ended September 30, 2021 and 2020 were 24.5% and 27.4%, respectively.

Nine Months Ended September 30, 2021 Compared To Nine Months Ended September 30, 2020

Overview

Net income for the first nine months of 2021 was $62.2 million, or $2.32 per fully diluted share, versus $39.0 million, or $1.46 per fully diluted share, in the first nine months of 2020. The period-to-period comparison was impacted by higher revenues and higher non-operating gains, partially offset by higher compensation and other operating expenses.

Revenues

Investment advisory and incentive fees for the first nine months of 2021 were $199.5 million, 18.3% higher than the 2020 comparative figure of $168.6 million due to higher average AUM. Mutual fund revenues for the first nine months of 2021 increased by 10.6% to $75.1 million from $67.9 million in the first nine months of 2020. Our closed-end Fund revenues increased 27.5% to $60.2 million in the first nine months of 2021 from $47.2 million in the first nine months of 2020. Institutional and PWM account revenues which are generally based on beginning of quarter AUM, increased by 12.4% to $55.4 million in the first nine months of 2021 from $49.3 million in the first nine months of 2020. Revenues relating to the SICAV were higher at $4.8 million for first nine months of 2021 as compared to $3.8 million for the nine months ended September 30, 2020. There were incentive fees of $4.0 million for nine months ending September 30, 2021 versus $0.4 million for the nine months ended September 30, 2020.

Mutual fund distribution fees and other income were $20.0 million for the first nine months of 2021, an increase of $0.3 million or 1.5% from $19.7 million in the first nine months of 2020 primarily due to higher average AUM in equity mutual funds that generate distribution fees.

Expenses

Compensation costs, which are largely variable, were $83.9 million in the first nine months of 2021, or 15.7% higher than prior year comparative compensation costs of $72.5 million. The CEO waiver of his compensation reduced compensation by $10.4 million in the first nine months of 2021 and $8.5 million for the first nine months of 2020. The year over year change was comprised of a $7.4 million increase in variable compensation expense, a $0.7 million increase in stock compensation expense, and a $3.3 million increase in fixed compensation.

Management fee expense, which is wholly variable and based on pretax income, increased to $5.6 million in first nine months of 2021 from $3.7 million in the first nine months of 2020. For the first nine months of 2021 and 2020, management fee expense was reduced by $2.9 million and $1.4 million, respectively, as part of the CEO waiver.

Distribution costs were $22.5 million in the first nine months of 2021, an increase of $1.2 million, or 5.6%, from $21.3 million in the first nine months of 2020.

Other operating expenses were $19.5 million in the first nine months of 2021, an increase of $4.5 million, or 30.0%, from $15.0 million in the first nine months of 2020. Sub-advisory fee expenses were $2.8 million in the first nine months of 2021 as compared to $0.5 million in the first nine months of 2020 as sub-advisory revenues increased to $3.5 million from $0.9 million. For the nine months ended September 30, 2020, as a result of the dislocations in the financial markets resulting from COVID-19, impairment analyses were performed which resulted in a $589 thousand impairment charge to the identifiable intangible asset related to the Gabelli Enterprise Mergers and Acquisitions Fund.

Operating income for the first nine months of 2021 was $88.0 million, an increase of $12.1 million, or 15.9%, from the $75.9 million in the first nine months of 2020. Operating income, as a percentage of revenues, was 40.1% in first nine months of 2021 as compared to 40.3% in the first nine months of 2020.

Non-operating income / (loss)

Total non-operating income was $0.6 million for the first nine months of 2021 versus loss of $19.8 million in the first nine months of 2020. Investment gains were $2.4 million in the first nine months of 2021 versus losses of $13.1 million in the first nine months of 2020. Interest and dividend income decreased to $0.4 million in the first nine months of 2021 from $0.7 million in the first nine months of 2020. Interest expense was $2.1 million in the first nine months of 2021 versus $2.0 million in the first nine months of 2020. Accruals related to the SDCC programs were $5.4 million in the first nine months of 2020.

The ETR for the first nine months ended September 30, 2021 and 2020 were 29.8% and 30.6%, respectively.

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

Reconciliation of GAAP financial measures to non-GAAP (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues, U.S. GAAP basis	$75,907	$61,252	$219,459	$188,378
Operating income, U.S. GAAP basis	40,676	31,842	87,979	75,925
Add back: management fee expense	-	-	5,552	3,725
Operating income before management fee	$40,676	$31,842	$93,531	$79,650

Operating margin	53.6%	52.0%	40.1%	40.3%
Operating margin before management fee	53.6%	52.0%	42.6%	42.3%

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

The following table (in thousands, except per share data) shows a reconciliation of our results for the nine months ended September 30, 2021 and 2020 between the U.S. GAAP basis and a non-GAAP adjusted basis (“as adjusted”) as if all of the 2016 DCCA was recognized in 2016 without regard to the vesting schedule. We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results. These measures have been established in order to increase transparency for the purpose of evaluating our core business, for comparing results with prior period results, and to enable more appropriate comparisons with industry peers. However, non-GAAP financial measures should not be considered a substitute for financial measures calculated in accordance with U.S. GAAP and may be calculated differently by other companies.

	Nine Months Ended
	September 30,
	2021	2020
Net income, U.S. GAAP basis	$62,212	$38,970
Impact of 2016 DCCA on expenses and taxes:
Compensation costs	-	(1,409)
Provision for income taxes	-	338
Total impact of 2016 DCCA	-	(1,071)
Net income, as adjusted	$62,212	$37,899

Per share (basic):
Net income, U.S. GAAP basis	$2.36	$1.46
Impact of DCCAs	-	(0.04)
Net income, as adjusted	$2.36	$1.42
Per fully diluted share:
Net income, U.S. GAAP basis	$2.32	$1.46
Impact of DCCAs	-	(0.04)
Net income, as adjusted	$2.32	$1.42

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, U.S. Treasury Bills, short-term investments, and securities held for investment purposes. Cash and cash equivalents are comprised primarily of  U.S. Treasury Bills.

Summary cash flow data for the first nine months of 2021 and 2020 was as follows (in thousands):

	Nine months ended
	September 30,
	2021	2020
Cash flows provided by/(used in) activities :
Operating activities	$90,056	$37,674
Investing activities	63,592	(98,423)
Financing activities	(34,361)	(5,110)
Net increase / (decrease) in cash and cash equivalents from activities	119,287	(65,859)
Effect of exchange rates on cash and cash equivalents	3	5
Net increase / (decrease) in cash and cash equivalents	119,290	(65,854)
Cash and cash equivalents, beginning of period	33,325	86,136
Cash and cash equivalents, end of period	$152,615	$20,282

Short-term investments in U.S. Treasury Bills	-	104,960
Cash, cash equivalents, short-term investments in U.S. Treasury Bills,
and investments in fixed maturity securities	$152,615	$125,242

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

On January 2, 2020, the 2016 DCCA vested in accordance with the terms of the agreement and a cash payment in the amount of $43.7 million was made to the CEO. On July 1, 2020, the Company announced that the CEO elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from July 1, 2020 to November 10, 2020. On June 30, 2021, the Company announced that the CEO elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from July 1, 2021 to November 30, 2021. As a result of these waivers, there was $12.9 million and $9.9 million of compensation and management fee waived by the CEO for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, we had cash, cash equivalents, and short-term investments in U.S. Treasury Bills of $152.6 million, an increase of $54.3 million from December 31, 2020, primarily due to the Company’s investing and operating activities, described below. Total debt outstanding at September 30, 2021 was $52.1 million, which consisted of subordinated notes due June 15, 2023.

Net cash provided by operating activities was $90.1 million for the nine months ended September 30, 2021, as compared to $37.7 million provided by operating activities in the prior year’s comparative period. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities, primarily compensation payable which increased by $26.2 million for the nine months ended September 30, 2021 and decreased by $32.2 million for the nine months ended September 30, 2020.

Net cash provided by investing activities in the first nine months of 2021 was $63.6 million, relating to net maturities of U.S. Treasuries under “Short-term investments in U.S. Treasury Bills” on the Condensed Consolidated Statements of Financial Condition, as compared to $98.4 million used in the prior year’s comparative period. As of September 30, 2021, we had total investments of $29.6 million, a decrease in total investments of $61.2 million from the prior year-end balance of $90.8 million.

Net cash used in financing activities in the first nine months of 2021 was $34.4 million, including $24.2 million for the maturity of the 5.875% Senior Notes, $7.8 million paid for the purchase of treasury stock, $2.1 million paid in dividends, and $0.2 million paid on the principal portion of lease liabilities, as compared to $5.1 million used in the prior year’s comparative period.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus anticipated cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future. We believe we have no immediate material commitments for capital expenditures.

Under the terms of the lease of our Rye, New York office, we are obligated to make minimum total payments of $7.9 million through December 2028.

We have one broker-dealer subsidiary, G.distributors, which is subject to certain net capital requirements. G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended. The requirement was $250,000 for the broker-dealer at September 30, 2021. At September 30, 2021, G.distributors had net capital, as defined, of approximately $x.x million, exceeding the regulatory requirement by approximately $x.x million. Net capital requirements for our affiliated broker-dealer may increase in accordance with the rules and regulations applicable to broker-dealers to the extent G.distributors engages in other business activities.

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

Our exposure to pricing risk in equity securities is directly related to our role as a financial intermediary and advisor for AUM in our affiliated Funds and Institutional and PWM accounts, as well as our proprietary investment and trading activities. At September 30, 2021, we had investments in securities of $29.6 million. We may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. The investment in securities is at fair value and may move in line with the equity markets. The investments in securities portfolio changes are recorded as gain / (loss) from investments, net in the Condensed Consolidated Statements of Income included in Part I, Item 1 of this Form 10-Q.

Market Risk

Our primary market risk exposure is to changes in equity prices and interest rates. Since approximately 95% of our AUM is equities, our financial results are subject to equity market risk, as revenues from our investment management services are sensitive to stock market dynamics. In addition, returns from our proprietary investment portfolios are exposed to interest rate and equity market risk.

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

Related to our proprietary investment activities, we had investments in equity securities and Funds of $29.6 million at September 30, 2021, which included investments in common stocks of $17.8 million, investments in open-end funds of $6.0 million, investments in ETFs of $5.3 million, and investments in closed-end Funds of $0.5 million, and at December 31, 2020, we had investments in equity securities and Funds of $25.8 million, which included investments in common stocks of $19.1 million, investments in open-end funds of $6.1 million, and investments in closed-end Funds of $0.6 million. Of the $17.8 million and $19.1 million invested in common stocks at September 30, 2021 and December 31, 2020, respectively, $8.5 million and $8.1 million, respectively, was related to our investment in Westwood Holdings Group Inc. (NYSE: WHG).

The following table provides a sensitivity analysis for our investments in equity securities and Funds as of September 30, 2021 and December 31, 2020 (in thousands). The sensitivity analysis assumes a 10% increase or decrease in the value of these investments:

(unaudited)	Fair Value	Fair Value assuming 10% decrease in equity prices	Fair Value assuming 10% increase in equity prices
At September 30, 2021:
Equity price sensitive investments, at fair value	$29,561	$26,605	$32,517
At December 31, 2020:
Equity price sensitive investments, at fair value	$25,845	$23,261	$28,430

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. government securities. These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value. Based on the September 30, 2021 cash and cash equivalents balance of $152.6 million, a 1% increase in interest rates would increase our interest income by $1.5 million annually. Given the current low interest rate environment, an analysis of a 1% decrease is not meaningful.

ITEM 4.  CONTROLS AND PROCEDURES

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in SEC rules and regulations. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure. Our CEO and PFO participated in this evaluation and concluded that, as of the date of September 30, 2021, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting as defined by Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company may be named in legal actions and proceedings in the normal course of business. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions, or other relief. For any such matters, the consolidated financial statements in Part II, Item 8 of this Form 10-K include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and, if material, makes the necessary disclosures. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial condition, operations, or cash flows at September 30, 2021. See also Note 10, Commitments and Contingencies, to the condensed consolidated financial statements in Part I, Item I of this Form 10-Q.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding purchases of Class A Stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
7/01/21 - 7/31/21	5,307	$24.79	5,307	2,614,390
8/01/21 - 8/31/21	57,747	26.88	57,747	2,556,643
9/01/21 - 9/30/21	29,373	26.54	29,373	2,527,270
Totals	92,427	$26.65	92,427

(1)	On trade date basis.

ITEM 6.  EXHIBITS

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of PFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of PFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina
Name: Kieran Caterina
Title: Principal Financial Officer

Date: November 4, 2021