Form 10-K
period 2021-12-31
GAMCO INVESTORS, INC. ET AL
filed 2022-03-10
CIK 1060349

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the class A and class B common stock held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $137,117,912.

As of February 28, 2022, 7,590,811 shares of class A common stock (including 407,700 restricted stock awards and 2,424,892 shares held by Associated Capital Group, Inc. and subsidiaries) and 19,024,117 shares of class B common stock were outstanding. 18,313,741 shares of class B common stock were held by a subsidiary of GGCP, Inc. In addition, there were 377,800 Phantom RSAs outstanding as of February 28, 2022.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement relating to the 2022 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

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

Environmental, Social, and Governance (ESG)

Environmental – (Y)our “E” in ESG

We demonstrated our commitment to promoting a healthier environment by waiving fees and absorbing costs on the initial $100 million in assets in Love Our Planet & People (“LOPP”), the first in a series of semi-transparent exchange traded funds (“ETFs”).  LOPP is focused on companies promoting sustainability in areas including renewable power generation and transmission, water purification, and conservation, the reduction and elimination of long-lived wastes and transportation electrification.

Across all products, our bottom-up research process seeks to identify potential environmental liabilities and, often more importantly, opportunities to solve environmental issues with new products, services, or approaches to delivering existing products and services.

Within our own operations we continue to find ways to limit our firm’s environmental footprint, for example, by eliminating duplicative mutual fund mailings.

Giving Back to Society – (Y)our “S” in ESG

We are committed to allow our shareholders to choose the recipients of our charitable contributions. The advantage of our shareholder designated charitable contribution (“SDCC”) program is that each shareholder is able to designate recipients of charitable contributions by our company in proportion to the number of shares of GAMCO that the shareholder owns. Shareholders exercise this benefit that is routinely exercised by the management of widely held corporations, benefitting the corporation directly in an amount commensurate with the amount of the donation.

The Board of Directors of GAMCO approved a $0.50 per share SDCC for all shareholders of record on December 21, 2021, doubling the prior year’s $0.25 per share designation under the program, totaling approximately $11.3 million. Since the inception of GAMCO’s SDCC program in 2013, and counting this current amount, shareholders will have designated charitable gifts of $48 million to approximately 350 charitable organizations. Since our initial public offering in February 1999, our firm’s combined charitable donations total approximately $74 million.

This charitable program is just one aspect of our firm’s commitment to ESG investing at both the firm level as well as within our portfolios - where we have been managing dedicated mandates since 1987.

Governance – (Y)our “G” in ESG

655 Third Ave., New York, N.Y. 10017
Tel. (212) 972-1840

Gabelli & Company, Inc.

May 16, 1988

MAGNA CARTA

OF

SHAREHOLDER RIGHTS

There has been a great deal of dialogue among fund sponsors, especially among corporate sponsors, about the voting of proxies. The U.S. Department of Labor has focused on this as well. We thought it timely to share with you our thought process on the voting of proxies.

The MAGNA CARTA (a) of Shareholder Rights

As we have stated in the past, we are neither for nor against management. We are for shareholders.

As security analysts we are best informed (sic!) to make the decisions on matters that will affect the economic value of investments. We believe a Magna Carta of Shareholder Rights should exist. What do you as a professional in the investment business think?

We feel there are issues that affect corporate governance. The following list outlines our position on these issues:

We are in favor of:

- Cumulative Voting
- Golden Parachutes
- One Share: One Vote
- Cash Incentives
- Pre-emptive Rights

We will vote against:

- Greenmail
- Poison Pills
- Supermajority Voting
- Blank Check Preferreds
- Super-Dilutive Stock Options

This is our policy. We will make exceptions when we encounter management that demonstrates superior sensitivity to the needs of shareholders. What are you doing?

(a) The **MAGNA CARTA** (L. great charter) was signed in June 1215 at Runnymede on the Thames. It was the decisive step forward in the establishment of constitutional government in England.

Mario J. Gabelli, C.F.A./lme

© GAMCO Investors, Inc.

As part of GAMCO’s stewardship of investments on behalf of clients, we have historically viewed governance, active ownership, proxy voting, and engagement as important ways to protect shareholder value. To that end, the Firm has been a leading voice on certain governance matters since May 1988 when it issued its “Magna Carta of Shareholder Rights.” We actively vote proxies and file shareholder proposals on issues that we believe increase shareholder value and incorporate environmental, social, and governance (“ESG”) considerations that we value as long-term investors.

Since its formation in April 1989, the Proxy Voting Committee of the Company has formulated guidelines for the purpose of determining how to vote proxies in reviewing proxy statements of portfolio securities held by our clients. The main driver of these guidelines is to vote in the best economic interest of our clients. As we state in our Magna Carta of Shareholder Rights, we are neither for nor against management. We are for shareholders. We do not consider any issue routine. We take into consideration our research on the company, its directors, and their short-term and long-term goals for the company. In cases where issues that we generally disapprove of are combined with other issues, the negative aspects are factored into the evaluation of the overall proposals, but may not result in a vote in opposition to the overall proposals.

Additionally, across various investment products, we use ESG criteria, which include certain sustainable themes such as water scarcity, health and wellness, and renewable energy.

PART I

ITEM 1: BUSINESS

(Y)our Business

GAMCO (New York Stock Exchange (“NYSE”): GBL), a company incorporated under the laws of Delaware,  is a widely-recognized provider of investment advisory services to open-end funds, closed-end funds, actively managed semi-transparent exchange traded funds (“ETFs”), a société d’investissement à capital variable (“SICAV”) and approximately 1,400 institutional and private wealth management (“Institutional and PWM”) investors principally in the United States (“U.S.”). We generally manage assets on a fully discretionary basis and invest in a variety of U.S. and international securities. Our revenues are based primarily on the Company’s level of assets under management (“AUM”) and fees associated with our various investment products. GAMCO serves a broad client base, including institutions, intermediaries, offshore investors, private wealth, and direct retail investors. In recent years, GAMCO has successfully attracted and integrated new teams of RIAs, by providing a strong combination of corporate culture, reputation, and compensation arrangements.

GAMCO offers a wide range of solutions for clients across Value and Growth Equity, ESG, Convertibles, sector-focused strategies including Gold and Utilities, Merger Arbitrage, and Fixed Income. In 1977, GAMCO launched its flagship All Cap Value strategy, Gabelli Value, and in 1986 entered the mutual fund business.

As of December 31, 2021, we had $35.0 billion of AUM. We conduct our investment advisory business principally through two subsidiaries, which are registered investment advisors: Gabelli Funds, LLC (open-end and closed-end funds) (“Gabelli Funds”) and GAMCO Asset Management Inc. (Institutional and PWM) (“GAMCO Asset”). G.distributors, LLC (“G.distributors”), our broker-dealer subsidiary, acts as an underwriter and distributor of our open-end funds and actively managed semi-transparent ETFs.

Our AUM are organized into three groups:

•
Open and Closed-End Funds: We provide advisory services to 24 open-end funds and 14 closed-end funds under the Gabelli and  GAMCO brands (collectively, the “Funds”). As of December 31, 2021, the Funds had $20.6 billion of AUM. Additionally, we provide administrative services to 8 open-end funds, with AUM of $1.5 billion on December 31, 2021, under the TETON Westwood and Keeley brands.

•
Institutional and Private Wealth Management: We provide advisory services to a broad range of investors, including corporate retirement plans, foundations, endowments, jointly-trusteed plans and public funds, private wealth clients and also serve as sub-advisor to third party investment funds including registered investment companies. Portfolios may be customized to comply with client-specific guidelines and risk profiles. As of December 31, 2021, Institutional and PWM had $13.5 billion of AUM.

•
SICAV: We provide advisory services to one SICAV under the GAMCO brand, the GAMCO International SICAV. The SICAV has three sub-fund strategies: the GAMCO Merger Arbitrage Fund, the GAMCO All Cap Value Fund, and the GAMCO Convertible Securities Fund. The GAMCO Merger Arbitrage strategy is sub-advised by Associated Capital Group, Inc. (“AC”) and had $806 million of AUM as of December 31, 2021.

Portfolio managers oversee our AUM and are supported by in-depth analysis by our research analyst teammates who have accumulated compound knowledge across numerous industries. Our research team, located in the U.S. and abroad, has an average of 17 years of industry experience.

The principal executive office is located at 191 Mason Street, Greenwich, CT 06830. Our telephone number is (203) 629-2726. We post or provide a link on our website (www.gabelli.com) to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All such filings on our website are available free of charge.

GBL is a holding company incorporated in April 1998 in advance of our initial public offering (“IPO”) in February 1999. GGCP Holdings, LLC, a subsidiary of GGCP, Inc. (“GGCP”), owns a majority of the outstanding shares of Class B common stock (“Class B Stock”) of GBL. As of December 31, 2021, such ownership represented approximately 93% of the combined voting power of the outstanding common stock and approximately 69% of the equity interest. AC, which was spun-off from GBL on November 30, 2015 and is publicly traded on the NYSE under the ticker symbol AC, owns 2,424,892 shares of Class A common stock (“Class A Stock”) representing approximately 1% of the combined voting power and approximately 9% of the equity interest of GBL as of December 31, 2021. AC is majority-owned by GGCP Holdings, LLC.

During 2021, we returned $73.8 million to shareholders through dividends and our stock buyback program. We paid $2.7 million, or $0.10 per share, in cash dividends and $54.5 million, or $2.00 per share, in a special dividend in the form of 2-Year subordinated notes due June 15, 2023 to our common shareholders and repurchased 700,722 shares at an average investment of $23.55 per share, or $16.5 million.

At the IPO in February 1999, 6 million GBL shares were offered at $17.50 per share and total shares outstanding were 30 million for a market capitalization of $525 million. Since the IPO, we have returned to shareholders $2.1 billion in total, comprised of $1.0 billion in the form of the spin-offs of AC and Teton Advisors, Inc. (“Teton”), $521.5 million through our stock buyback program, and $579.6 million from dividends. In addition, $74 million was distributed to charities on behalf of shareholders as well.

Business Strategy

Our business strategy targets global growth of the franchise by leveraging our proven asset management strengths, including our brands, long-term performance record, diverse product offerings, and experienced investment, research, and client relationship professionals. To achieve performance and growth in AUM and profitability, we are deploying a strategy which includes several factors:

•
Gabelli Private Market Value (PMV) with a CatalystTM Investment Approach is at the core of our business. This methodology has evolved from the value investing principles articulated by Graham & Dodd in 1934 and enhanced by Roger Murray and Bruce Greenwald. Mr. Mario J. Gabelli (“Mr. Gabelli”) contribution to their principles was the introduction of the Private Market Value (PMV) with a CatalystTM value investment methodology in 1979.

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

For the value process we employ which underscores value appeal, in general, our Institutional and PWM AUM are managed to meet the specific needs and objectives of each client by utilizing investment strategies that are within our areas of expertise: “all cap value”, “small cap value”, “small and mid (SMID) cap value”, “ESG,” and “gold”.

•
Gabelli Growth Team. Our investment process begins by identifying the most robust secular growth industries globally.  Once attractive markets are identified, businesses within those markets are evaluated for two criteria: low penetration of a large addressable market and competitive advantage. The presence of competitive advantage allows us to derive confidence that the business can grow market share and revenue by increasing the penetration of its addressable market.  Competitive advantage can take the form of network effects, customer captivity or barriers to entry.

We value companies across two dimensions: relative valuation, which is most appropriate for profitable businesses, and discounted cash flow, which is appropriate for companies that are mostly being valued on future expected cash flows. For the latter, we evaluate unit economics, e.g. the ratio of lifetime value to customer acquisition cost, to understand the potential profitability of a business at maturity as its growth investments moderate. At the portfolio construction level, we incorporate business cycle analysis to manage position sizes and sector exposures.

•
Growing Convertible Presence. Our convertible team has focused on this unique asset class for decades. Convertibles enable us to invest in companies with an asymmetrical return profile through a combination of equity exposure, income, and seniority in the capital structure. This attractive combination leads to reduced volatility relative to the underlying equity. We work closely with the Gabelli team of analysts and the combination of our strong bottom-up fundamental research culture and convertible expertise creates a differentiated strategy that resonates with investors, benefitting shareholders and clients. AUMs across our convertible products include a number of funds and SMAs. In 2021, we expanded our convertible presence to Europe through a SICAV structure allowing us to meet demand for a global convertible product.

•
Increasing Presence in and Marketing for Private Wealth Management Market. Our private wealth management business focuses, generally, on client relationships of $2.5 million or greater. According to industry estimates, the number of households with over $2.5 million in investable assets will continue to experience rapid growth, subject to ups and downs in the equity and fixed income markets. We believe the firm is well positioned to take advantage of this market opportunity, given its over four decades history of serving the needs of private high net worth clients, with tax sensitive investment management across a breadth of strategies, long performance history, and reputational standing. Our objective is to deepen long-term client relationships and, addressing the holistic needs of new clients over a sole equity management focus.

In recent years, GAMCO has successfully attracted and integrated new teams of RIAs, by providing a strong combination of corporate culture, reputation, and compensation arrangements.

•
Increasing Marketing for Institutional Market.Our dedicated team of institutional marketing professionals engages with a variety of clients and prospects across institutional and intermediary channels and are responsible for new business development and client relationship management. The institutional sales effort is focused on corporate and public pension plans, unions, endowments, foundations, and financial intermediaries. GAMCO augmented the institutional team with the addition of staff dedicated to marketing to investment consultants as they advise institutional plan sponsors on investment manager selection, asset allocation, and a wide range of investment matters. Expansion of the team serving regional, national, and global consultants provides greater breadth and depth of our firm’s engagement and sales efforts with the institutional community.

•
Attracting and Retaining Experienced Professionals. We offer competitive variable compensation that provides opportunities to our staff. The ability to attract and retain highly experienced investment and other professionals with a long-term commitment to our clients and us has been, and will continue to be, a significant factor in our long-term growth.

•
Launch of actively managed semi-transparent ETFs. We received approval for the Gabelli ETF Trust and are launching up to nine licensed Precidian ActiveShares actively managed semi-transparent ETFs. This innovative product combines the characteristics of an actively managed mutual fund with the intra-day pricing and tax benefits of an ETF, including the benefits from § 852(b)(6), which allows a fund to deliver appreciated securities to redeeming shareholders without recognizing any gains and enables shareholders to defer capital gains until they sell their shares. On February 1, 2021, the Gabelli Love Our Planet & People ETF began trading on the New York Stock Exchange under the symbol LOPP. This ETF underscores our belief that an investment focus on the environment is essential to the future of the Planet. On February 16, 2021, the Gabelli Growth Innovators ETF began trading on the New York Stock Exchange under the symbol GGRW. This ETF provides an investment opportunity in businesses both enabling and benefitting from digital acceleration. On January 3, 2022, the Gabelli Asset ETF began trading on the New York Stock Exchange under the symbol GAST. This ETF focuses on companies that use automation equipment, related technology, software, or processes, and firms that use those services to automate their productivity.

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

•
Incentive Fees. As of December 31, 2021, approximately $1.3 billion of our AUM were managed on a performance fee basis including $831 million of SICAV assets, $148 million of preferred issues of closed-end funds, $180 million in The GDL Fund, and $100 million in the Gabelli Merger Plus+ Trust Plc. Incentive fees are recognized at end of measurement period and upon redemption.

•
Establishing Relationship Offices Internationally. We have eleven offices, comprised of seven domestic offices located in Charleston, SC; Greenwich, CT; Morristown, NJ; Palm Beach, FL; Reno, NV; Rye, NY; and St. Louis, MO, and four international offices located in Hong Kong, London, Shanghai, and Tokyo. We will continue to evaluate adding additional offices in order to serve our clients and meet global research requirements.

•
Hosting of Institutional Investor Symposiums.  We have a tradition of sponsoring institutional investor symposiums that bring together prominent portfolio managers, members of academia, and other leading business professionals to present, discuss, and debate current issues and topics in the investment industry. These symposiums have included:

-2021	“The Future of Alzheimer’s Care and Treatment,” “New Technologies in Biopharma,” and “Data Mining and Artificial Intelligence in Patient Care”
-2020	“COVID-19: Vaccines, Therapeutics, and Impact on the Healthcare System”
-2019	“Healthcare at a Crossroads: What’s the Path Forward?”
-2019	“Rule 852(b)(6), the Dynamics and Implications for the Fund Industry” -
-2017 -2015	“Digital Evolution in Financial Services” “Capital Allocation – The Tug of War”
-2013	“Value Investing 20 Years Later: A Celebration of the Roger Murray Lecture Series”
-2006	“Closed-End Funds: Premiums vs. Discounts, Dividends and Distributions”
-2003	“Dividends, Taxable versus Non-Taxable Issues”
-2001 -1998	“Virtues of Value Investing” “The Role of Hedge Funds as a Way of Generating Absolute Returns”
-1997	“Active vs. Passive Stock Selection”

•
Hosting of Conferences. Gabelli Funds sponsors a series of industry conferences, which are well known within their respective industries for the intellectual content and for providing insight into investment decisions made on behalf of our clients.

Conference	Years held
Automotive Aftermarket Symposium	45
Pump, Valve & Water Systems Symposium	31
Aerospace & Defense Conference	27
Berkshire Hathaway Annual Meeting Research Trip	15
Entertainment & Broadcasting Conference	13
Waste & Environmental Services Conference	7
Healthcare Symposium	3

•
Capitalizing on Acquisitions, Alliances, and Lift-outs. We intend to selectively and opportunistically pursue acquisitions, alliances, and lift-outs that broaden our product offerings, add new sources of distribution, and augment organic growth. On March 11, 2008, Gabelli Funds assumed the role of investment advisor to the AXA Enterprise Mergers and Acquisitions Fund, subsequently renamed Gabelli Enterprise Mergers and Acquisitions Fund, a fund that had been sub-advised by GAMCO since its inception on February 28, 2001. On August 1, 2010, the clients of Florida-based NMF Asset Management became part of the Institutional and PWM operation of GAMCO Asset. On November 2, 2015, the investment team of Dinsmore Capital, a specialist in convertible bond investing and formerly the manager of The Bancroft Fund and the Ellsworth Growth & Income Fund joined Gabelli Funds. During 2018, the clients of Trevor, Stewart, Burton & Jacobsen and Loeb Partners Management, Inc. joined GAMCO.

•
Solutions For Our Wealth Management Clients With Fixed Income. We look to increase our competitive ability to attract new clients interested in wealth management and fixed income vehicles. The Gabelli U.S. Treasury Money Market Fund has an investment objective of high current income consistent with the preservation of principal and liquidity.

We believe that our growth since inception is traceable to the following factors:

●
Strong Industry Fundamentals: According to data compiled by the U.S. Federal Reserve, the investment management industry has grown faster than more traditional segments of the financial services industry, including the banking and insurance industries. Since GBL began managing assets for Institutional and PWM clients in 1977, based on data generated by Birinyi Associates, LLC, world equity markets have grown at a 10.3% compound annual growth rate through December 31, 2021 to approximately $121.5 trillion. The U.S. equity market comprises about $53.8 trillion, or roughly 44% of world equity markets. We believe that demographic trends and the growing role of money managers in the placement of capital compared to the traditional role played by banks and life insurance companies will result in continued growth of the investment management industry.

●
Long-Term Performance: We have a superior long-term record of achieving relatively high returns for our Institutional and PWM clients. We believe that our performance record represents a competitive advantage and a recognized component of our franchise.

●
Stock Market Gains: Since we began managing for Institutional and PWM clients in 1977, our traditional value-oriented Institutional and PWM composite has earned a compound annual return of 15.6% gross and 14.7% net of fees versus a compound annual return of 12.3% for the S&P 500 through December 31, 2021.

●
Widely-Recognized “Gabelli” and “GAMCO” Brand Names: For much of our history, our CEO, portfolio managers, investment style, and investment products have been featured in a variety of print and digital media publications, including U.S. and international publications such as The Wall Street Journal, Financial Times, Money Magazine, Barron’s, Fortune, Business Week, Nikkei Financial News, Forbes, and Investor’s Business Daily. We have published Deals…Deals…and More Deals written by our investment professionals. It examines the history and current practice of merger arbitrage and has been translated into Japanese, Chinese, Italian, and Spanish. Global Convertible Investing: The Gabelli Way is a comprehensive guide to effective investing in convertible securities. We most recently published Merger Masters: Tales of Arbitrage, which presents revealing profiles of monumentally successful merger investors based on exclusive interviews with some of the greatest minds to practice the art of arbitrage. Our investment professionals also appear on leading financial news programs, including CNBC, Fox, Yahoo Finance, and Bloomberg, and we are active on numerous digital platforms, including Gabelli TV on YouTube and Twitter (@MarioGabelli, @InvestGabelli, and @InvestESG), among others. We have launched a podcast series whereby our portfolio managers and research analysts discuss their views on various industries and topical issues. https://www.gabelli.com/media/podcast

●
Diversified Product Offerings: Since the inception of our investment management activities, we have sought to expand the breadth of our product offerings. We currently offer a wide spectrum of investment products and strategies, including product offerings in U.S. equities, U.S. fixed income, international equities, and convertible securities.

Business Description

Our AUM’s are clustered in two groups:  Funds and Institutional and PWM.

Funds: At December 31, 2021, we had $20.6 billion of AUM in Fund AUM, representing 58.9% of our total AUM. Our equity Funds were $18.9 billion in AUM on December 31, 2021, 9.2% above the $17.3 billion on December 31, 2020. This includes our role as investment advisor to a SICAV with AUM of $831 million at December 31, 2021, compared to the $474 million in AUM at December 31, 2020.

Open-end Funds

As of December 31, 2021, we had $10.2 billion of AUM in 23 open-end equity Funds and $1.7 billion in our Gabelli U.S. Treasury Money Market Fund. We market our open-end Funds primarily through third party distribution programs, including no-transaction fee (“NTF”) programs, and have developed additional share classes for many of our funds for distribution through these third party distribution channels. As of December 31, 2021, third party distribution programs accounted for approximately 70% of our AUM in open-end equity funds and approximately 30% of our AUM in open-end equity funds were sourced through direct sales relationships.

Closed-end Funds

We act as investment advisor to 14 closed-end funds, 13 of which trade on the NYSE or its affiliated exchange. These funds cannot be redeemed by the funds’ shareholders, except in limited cases. The trading price of the shares is determined by supply and demand in the marketplace and, as a result, the shares may trade at a premium or discount to the net asset value of the fund. The closed-end funds are: Gabelli Equity Trust (GAB), GDL Fund (GDL), Gabelli Multimedia Trust (GGT), Gabelli Healthcare & Wellness Rx Trust (GRX), Gabelli Convertible and Income Securities Fund (GCV), Gabelli Utility Trust (GUT), Gabelli Dividend & Income Trust (GDV), Gabelli Global Utility & Income Trust (GLU), GAMCO Global Gold, Natural Resources & Income Trust (GGN), GAMCO Natural Resources, Gold & Income Trust (GNT), The Gabelli Global Small and Mid Cap Value Trust (GGZ), the Bancroft Fund Ltd. (BCV), and the Ellsworth Growth and Income Fund Ltd. (ECF). We launched the Gabelli Merger Plus+ Trust Plc (GMP) in 2017, which trades on the London Stock Exchange. As of December 31, 2021, the 14 closed-end funds had total assets of $8.7 billion, representing 42.2% of the total assets in our Funds business.

SICAV

We provide investment advisory services to the GAMCO International SICAV, which has three sub-fund strategies: the GAMCO Merger Arbitrage Fund, the GAMCO All Cap Value Fund, and the GAMCO Convertible Securities Fund. Total AUM in the SICAV was $831 million at December 31, 2021.

Institutional and Private Wealth Management:   At December 31, 2021, we had $13.5 billion of AUM in approximately 1,400 Institutional and PWM accounts, representing 38.7% of our total AUM. As of December 31, 2021, the PWM clients, generally defined as individuals having minimum investable assets of $1.0 million, comprised approximately 83% of the total number of Institutional and PWM accounts and approximately $4.6 billion, or 34%, of the Institutional and PWM AUM. We believe that PWM clients are attracted to us by our returns and the tax efficient nature of the underlying investment process for the taxable portion of their assets. As of December 31, 2021, institutional client accounts comprised approximately 7% of the total number of Institutional and PWM accounts and approximately $2.8 billion, or 21%, of the Institutional and PWM AUM. As of December 31, 2021, foundation and endowment fund assets comprised approximately 9% of the total number of Institutional and PWM accounts and approximately $1.1 billion, or 8%, of the Institutional and PWM AUM. As of December 31, 2021, the sub-advisory clients, where we act as sub-advisor to third party investment funds, comprised approximately 1% of the total number of Institutional and PWM accounts and approximately $5.0 billion, or 37%, of total Institutional and PWM AUM.

The ten largest Institutional and PWM relationships comprised approximately 47% of GAMCO Asset AUM and 18% of our total AUM as of December 31, 2021, and approximately 33% of GAMCO Asset revenues and 8% of our total revenues for the year ended December 31, 2021.

Investment advisory agreements for our Institutional and PWM clients are generally subject to termination by the client without penalty on 30 days’ written notice.

Assets Under Management

	Years Ended December 31,
	2021	2020
Equities:
Mutual Funds
Beginning of period assets	$9,541	$10,481
Inflows	1,060	1,149
Outflows	(1,828))	(2,725))
Net inflows (outflows)	(768))	(1,576))
Market appreciation (depreciation)	1,521	702
Fund distributions, net of reinvestment	(45))	(66))
Total increase (decrease)	708	(940))
End of period assets	$10,249	$9,541
Percentage of total assets under management	29.3% %	29.3% %
Average assets under management	$10,099	$9,090

Closed-end Funds
Beginning of period assets	$7,773	$8,005
Inflows	504	80
Outflows	(239))	(400))
Net inflows (outflows)	265)	(320)
Market appreciation (depreciation)	1,140	606
Fund distributions, net of reinvestment	(522))	(518))
Total increase (decrease)	883	(232)
End of period assets	$8,656	$7,773
Percentage of total assets under management	24.7% %	23.9% %
Average assets under management	$8,373	$7,163

Institutional & PWM
Beginning of period assets	$12,371	$14,565
Inflows	501	764
Outflows	(2,028))	(3,367))
Net inflows (outflows)	(1,527))	(2,603))
Market appreciation (depreciation)	2,653	409
Total increase (decrease)	1,126	(2,194))
End of period assets (a)	$13,497	$12,371
Percentage of total assets under management	38.6% %	38.0% %
Average assets under management	$13,272	$11,399

SICAV
Beginning of period assets	$474	$594
Inflows	514	191
Outflows	(155))	(355))
Net inflows (outflows)	359	(164))
Market appreciation (depreciation)	(2))	44
Total increase (decrease)	357	(120))
End of period assets	$831	$474
Percentage of total assets under management	2.4% %	1.5% %
Average assets under management	$662	$477

(a) Includes $183 million and $166 million of 100% U.S. Treasury Fund AUM at December 31, 2021 and 2020, respectively.

	Years Ended December 31,
	2021	2020
Total Equities
Beginning of period assets	$30,159	$33,645
Inflows	2,579	2,184
Outflows	(4,250)	(6,847)
Net inflows (outflows)	(1,671)	(4,663)
Market appreciation (depreciation)	5,312	1,761
Fund distributions, net of reinvestment	(567)	(584)
Total increase (decrease)	3,074	(3,486)
End of period assets	$33,233	$30,159
Percentage of total assets under management	95.0%	92.6%
Average assets under management	$32,406	$28,129

Fixed Income:
100% U.S. Treasury fund
Beginning of period assets	$2,370	$2,810
Inflows	2,839	3,479
Outflows	(3,492)	(3,933)
Net inflows (outflows)	(653)	(454)
Market appreciation (depreciation)	-	14
Total increase (decrease)	(653)	(440)
End of period assets	$1,717	$2,370
Percentage of total assets under management	4.9%	7.3%
Average assets under management	$1,834	$2,840

Institutional & PWM
Beginning of period assets	$32	$20
Inflows	-	12
Outflows	-	-
Net inflows (outflows)	-	12
Market appreciation (depreciation)	-	-
Total increase (decrease)	-	12
End of period assets	$32	$32
Percentage of total assets under management	0.1%	0.1%
Average assets under management	$32	$23

Total Fixed Income
Beginning of period assets	$2,402	$2,830
Inflows	2,839	3,491
Outflows	(3,492)	(3,933)
Net inflows (outflows)	(653)	(442)
Market appreciation (depreciation)	-	14
Total increase (decrease)	(653)	(428)
End of period assets	$1,749	$2,402
Percentage of total assets under management	5.0%	7.4%
Average assets under management	$1,866	$2,863

Total AUM
Beginning of period assets	$32,561	$36,475
Inflows	5,418	5,675
Outflows	(7,742)	(10,780)
Net inflows (outflows)	(2,324)	(5,105)
Market appreciation (depreciation)	5,312	1,775
Fund distributions, net of reinvestment	(567)	(584)
Total increase (decrease)	2,421	(3,914)
End of period assets	$34,982	$32,561
Average assets under management	$34,272	$30,992

The following table sets forth the amounts of distributions to clients in our Funds by year:

	2021	2020	2019
Open-end Funds	$46	$66	$93
Closed-end Funds	522	518	523
Total distributions	$584	$616	$594

Summary of Investment Products

We manage assets in the following wide spectrum of investment products and strategies:

U.S. Equities:	Global and International Equities:
All Cap Value	International Growth
Large Cap Value	International Small Cap Growth
Large Cap Growth	Global Growth
Small-Mid Cap Value	Global Value
Small Cap Value
Micro Cap Value	Convertible Securities:
ESG - SRI	Convertible Securities
Dividend and Income
Event-Driven Merger Arbitrage	U.S. Fixed Income:
Actively-managed ETFs	Corporate Bonds
Government and Agencies
Sector-focused:	Asset-backed Securities
Utilities	Intermediate-term
Gold	Short-term
Natural Resources
Media
Healthcare
Financial Services

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

Our marketing efforts for the open-end Funds are focused on increasing the distribution and sales of our existing funds and creating new products for sale through our distribution channels. We believe that our marketing efforts for the Funds will continue to generate additional revenues from investment advisory fees. After distributing most of our open-end Funds using a variety of direct response marketing techniques, in late 1995 we expanded our product distribution by offering several of our open-end Funds through third party distribution programs, including NTF programs.

In 1998 and 1999, we expanded these efforts to include substantially all of our open-end Funds in third party distribution programs, which have become an increasingly important source of asset growth. As of December 31, 2021, approximately 70% of the $10.2 billion of open-end equity fund AUM was generated through third party distribution programs, while approximately 30% was attributable to our direct response marketing efforts.

Multi-class shares are available in most of the Funds, and we believe that their use expands the distribution of our open-end Funds into the advised sector of the investment community. Class I shares, no-load shares with higher minimum initial investments and without distribution fees, are available directly through G.distributors or brokers that have entered into selling agreements, and no-load Class AAA shares are available to investors.

In general, distribution through third party programs has greater variable cost components and lower fixed cost components than distribution through traditional direct sales methods. We pay the distribution fees charged by many of the third party distribution programs, although a portion of distribution fees under certain circumstances is payable by the Funds.

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

Open-End Fund Distribution

G.distributors, a wholly-owned subsidiary of GBL, is a broker-dealer registered under the Exchange Act, and is regulated by the Financial Industry Regulatory Authority (“FINRA”). G.distributors’ revenues are derived primarily from the distribution of our open-end Funds. G.distributors distributes our open-end Funds pursuant to distribution agreements with each Fund. It also distributes funds managed by Teton and its affiliates. Under each distribution agreement with an open-end Fund, G.distributors offers and sells such open-end Fund’s shares on a continuous basis and pays the majority of the costs of marketing and selling the shares, including printing and mailing prospectuses and sales literature, advertising, maintaining sales and customer service teammates and sales and services fulfillment systems, and payments to the sponsors of third party distribution programs, financial intermediaries, and G.distributors’ sales teammates. G.distributors receives fees for such services pursuant to distribution plans adopted under provisions of Rule 12b-1 (“12b-1”) of the Company Act. Distribution fees from the open-end Funds are computed daily based on average net assets. For the years ended December 31, 2021 and 2020, distribution fees from the open-end Funds amounted to $23.7 million and $23.1 million, respectively, while payments to third-parties for selling the open-end Funds totaled $21.8 million and $21.0 million, respectively. G.distributors is the principal underwriter for the Funds distributed in multiple classes of shares, which carry either a front-end, back-end, or no sales charge. For the years ended December 31, 2021 and 2020, underwriting fees and sales charges retained amounted to $0.9 million and $1.0 million, respectively.

Under the distribution plans, the Class AAA shares of the open-end Funds (except The Gabelli U.S. Treasury Money Market Fund, and The Gabelli ABC Fund) and the Class A and ADV shares of certain funds pay G.distributors a distribution fee of 0.25% per year on the average daily net assets of the fund. Class C shares have a 12b-1 distribution plan with a distribution fee totaling 1.00%.

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

The market for providing investment management services to Institutional and PWM clients is also highly competitive. Approximately 27% of our investment advisory fee revenue for the year ended December 31, 2021 was derived from our Institutional and PWM business. Selection of investment advisors by U.S. institutional investors is often subject to a screening process and favorable recommendations by investment industry consultants. Many of these investors require their investment advisors to have a successful and sustained performance record, often five years or longer with focus also on one-year and three-year performance records. We have significantly increased our AUM on behalf of U.S. institutional investors since our entry into the institutional asset management business in 1977.

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

We derive a substantial majority of our revenues from investment advisory services through our various investment management agreements. Under the Advisers Act, our investment management agreements may not be assigned without the client’s consent. Under the Company Act, advisory agreements with registered investment companies, such as our Funds, terminate automatically upon assignment. The term “assignment” is broadly defined and includes direct as well as assignments that may be deemed to occur, under certain circumstances, upon the transfer, directly or indirectly, of a controlling interest in GBL.

In its capacity as a broker-dealer, G.distributors is required to maintain certain minimum net capital amounts. These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made, and cash dividends may not be paid if certain minimum net capital requirements are not met. G.distributors’ net capital, as defined in Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended, met or exceeded all minimum requirements as of December 31, 2021. As a registered broker-dealer, G.distributors is also subject to periodic examination by FINRA, the SEC, and the states.

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

Investments by GBL and on behalf of our Funds and Institutional and PWM clients often represent a significant equity ownership position in an issuer’s class of stock. As of December 31, 2021, we had five percent or more beneficial ownership with respect to 80 equity securities. This activity raises frequent regulatory, legal, and disclosure issues regarding our aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers’ shareholder rights plans or “poison pills,” and various federal and state regulatory limitations, including state gaming laws and regulations, federal communications laws and regulations, and federal and state public utility laws and regulations, as well as federal proxy rules governing shareholder communications and federal laws and regulations regarding the reporting of beneficial ownership positions. Foreign country regulations may have different levels of ownership limitations. Our failure to comply with these requirements could have a material adverse effect on us.

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

See Legal Proceedings in Part I, Item 3 of this Form 10-K for additional information.

Human Capital

GAMCO is a dynamic firm that seeks and employs bright and energetic teammates with entrepreneurial attitudes, experience in the financial services industry, and who are guided by the same ESG principles that guide the firm.

Teammates

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

As of February 28, 2022, we had a full-time staff of 168 teammates, of whom 63 served in the portfolio management, portfolio management support, and trading areas (including 21 portfolio managers for the Funds and Institutional and PWM), 50 served in the marketing and shareholder servicing areas, and 55 served in the administrative area.

Diversity and Inclusion

As a company, we are committed to and actively striving to ensure we have a diverse workforce. We recognize our teammates are the most valuable asset we have and we embrace the differences amongst our teammates that make them unique, including race, ethnicity, sexual orientation, gender identity, disability, religion, and socio-economic status.

We put this into practice via our diversity initiatives that are guided by our diversity and inclusion policy and applied via our practices and policies on recruitment and selection, compensation and benefits, professional development, training, promotions, and transfers.

Status as a Smaller Reporting Company

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K. As a result, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies.” Under this rule, we will, in general, remain a smaller reporting company unless the market value of GBL common stock that is held by non-affiliates exceeds $250 million as of the last business day of our most recently completed second fiscal quarter. The market value of GBL common stock held by non-affiliates at December 31, 2021 was approximately $138 million.

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

Substantially all of our revenues are directly related to the amount of our AUM. Under our investment advisory contracts with our clients, the investment advisory fees we receive are typically based on the market value of AUM. In addition, we receive asset-based distribution fees with respect to the open-end Funds managed by Gabelli Funds or Teton and its affiliates over time pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Company Act. Rule 12b-1 fees typically are based on the average AUM and represented approximately 7.9% and 8.9% of our total revenues for the years ended December 31, 2021 and 2020, respectively. Accordingly, a decline in the prices of securities generally may cause our revenues and net income to decline by either causing the value of our AUM to decrease, which would result in lower investment advisory and Rule 12b-1 fees, or causing our clients to withdraw funds in favor of investments they perceive to offer greater opportunity or lower risk, which would also result in lower fees. The securities markets are highly volatile, and securities prices may decrease for many reasons beyond our control, including, but not limited to, economic and political events, war (whether or not directly involving the U.S.), acts of terrorism, natural disasters, unanticipated changes in currency exchange rates, interest rates, inflation rates, the yield curve, defaults by derivative counterparties, bond default risks, sovereign debt crisis, and other factors that are difficult or impossible to predict. If a decline in securities prices caused our revenues to decline, it could have a material adverse effect on our earnings. Lastly, as we are a traditional asset manager, we do not receive additional revenue streams from alternative asset strategies such as hedge funds, private equity, or venture capital.

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

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and the portfolios that we manage. For example, in December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread globally, which has resulted in restrictions on travel and congregation and the temporary closure of many non-essential businesses in affected jurisdictions, including, beginning in March 2020, in the U.S. In addition to these developments having adverse consequences for us and the portfolios that we manage, the operations of GAMCO could be adversely impacted, including through quarantine measures and travel restrictions imposed on its personnel or service providers based in affected countries, or any related health issues of such personnel or service providers. The ongoing impact of COVID-19 remains difficult to predict, including the extent to which COVID-19 could negatively affect our and our portfolio companies’ operating results or the duration of any potential business disruption. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and new virus variants and the actions taken by authorities and other entities to contain it or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results.

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

A terrorist attack, cyber-attack, political unrest, war (whether or not directly involving the U.S.), power failure, technology failure, natural disaster, or many other possible catastrophic or unpredictable events could adversely affect our future revenues, expenses, and earnings by, among other things: causing disruptions in U.S., regional or global economic conditions; interrupting our normal business operations; inflicting teammate casualties, including loss of our key executives; requiring substantial expenditures and expenses to repair, replace, and restore normal business operations; and reducing investor confidence.

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

Since our IPO in 1999, Mr. Gabelli, through his control and majority ownership of GGCP, has beneficially owned a majority of our outstanding Class B Stock, currently representing approximately 96% of voting control. As long as Mr. Gabelli indirectly beneficially owns a majority of the combined voting power of our common stock, he will have the ability to elect all of the members of our Board of Directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on the common stock. In addition, Mr. Gabelli will be able to determine the outcome of matters submitted to a vote of our shareholders for approval and will be able to cause or prevent a change in control of our company. As a result of Mr. Gabelli’s control, none of our agreements with Mr. Gabelli and other companies controlled by him can be assumed to have been arrived at through arm’s-length negotiations, although we believe that the parties endeavor to implement market-based terms. There can be no assurance that we would not have received more favorable terms, or offered less favorable terms to, an unaffiliated party.

We depend on Mr. Gabelli and other key teammates.

We are dependent on the efforts of Mr. Gabelli, our Chairman of the Board, Chief Executive Officer, Co-Chief Investment Officer (“CIO”) of the Value team (along with the two other Value Co-CIOs Christopher Marangi and Kevin Dreyer), and the primary portfolio manager for a significant majority of our AUM. The loss of Mr. Gabelli’s services could have a material adverse effect on the Company.

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

Mr. Gabelli has agreed that while he is employed by us he will not provide investment management services outside of GAMCO, Teton, AC, and GGCP, except for certain permitted accounts. These permitted accounts, excluding personal accounts, held assets at December 31, 2021 and 2020 of approximately $295.8 million and $263.9 million, respectively.  The 2008 Employment Agreement may not be amended without approval by the committee of our Board of Directors responsible for administering compensation and Mr. Gabelli.

Our future success depends to a substantial degree on our ability to retain and attract other qualified teammates to conduct our investment management business, including Messrs. Marangi and Dreyer, the other Co-CIOs of the Value team, CIO – Growth Portfolios, Howard Ward, and Growth portfolio manager, Chris Ward, Caesar Bryan, who manages Gold portfolios, the Dinsmore team that manages the Convertible strategies, and Judy Raneri and Ron Eaker who manage the Gabelli U.S. Treasury Fund. The market for qualified portfolio managers is extremely competitive. We anticipate that it will be necessary for us to add portfolio managers and investment analysts as we further diversify our investment products and strategies. There can be no assurance, however, that we will be successful in our efforts to recruit and retain teammates. In addition, our investment professionals and senior marketing teammates have direct contact with our Institutional and PWM clients, which can lead to strong client relationships. The loss of these teammates could jeopardize our relationships with certain Institutional and PWM clients, and result in the loss of such accounts. The loss of key management professionals or the inability to recruit and retain sufficient portfolio managers and marketing teammates could have a material adverse effect on our business.

There may be adverse effects on our business from a decline in the performance of the securities markets.

Our results of operations are affected by many economic factors, including the performance of the securities markets. The securities markets in general have experienced significant volatility, and such volatility may continue or increase in the future. At December 31, 2021, approximately 95% of our AUM was invested in portfolios consisting primarily of equity securities. Any decline in the securities markets, in general, and the equity markets, in particular, could reduce our AUM and consequently reduce our revenues. In addition, any such decline in the equity markets, failure of these markets to sustain their prior levels of growth, or continued short-term volatility in these markets could result in investors withdrawing from the equity markets or decreasing their rate of investment, either of which would be likely to adversely affect us. Also, from time to time, a relatively high proportion of the assets we manage may be concentrated in particular economic or industry sectors. A general decline in the performance of securities in those industry sectors could have an adverse effect on our AUM and revenues.

Since the separation, certain of our directors and officers may have actual or potential conflicts of interest because of their positions or relationships with AC.

Since the separation of AC from GAMCO, Mr. Gabelli has continued to serve as our Chairman and Chief Executive Officer and also serves as Executive Chairman of AC. Marc Gabelli, a son of Mr. Gabelli, continues to have responsibilities relating to GAMCO and AC. Peter Goldstein, GAMCO’s General Counsel and Secretary, serves as the Chief Legal Officer and Secretary of AC. Douglas R. Jamieson has continued to serve as President and Director of GAMCO Asset, a Director of GAMCO, and also serves as Chief Executive Officer, President, and Director of AC. In addition, certain of our portfolio managers and teammates provide services to AC pursuant to the Transitional Services Agreement with AC and are officers or employees of AC. Such dual assignments could create, or appear to create, potential conflicts of interest when our and AC’s officers and directors face decisions that could have different implications for the two companies.

Also, some of our directors, executive officers, portfolio managers, and teammates own shares of GGCP as well as AC common stock.

Mr. Gabelli is deemed to control AC by his control of GGCP Holdings, LLC, an intermediate subsidiary of GGCP, a private company controlled by Mr. Gabelli. Marc Gabelli is President of GGCP.

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

Both GAMCO and AC will work to identify and resolve any potential conflicts of interest, including, but not limited to, the types described above at the earliest possible time. However, there can be no guarantee that the interests of GAMCO may not be adversely affected at some point by such a conflict.

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

Currently, we maintain proprietary investment positions in securities. Market fluctuations and other factors may result in substantial losses in our proprietary accounts, which could have an adverse effect on our balance sheet, reduce our ability or willingness to make new investments, or impair our credit ratings.

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

We had approximately 1,400 Institutional and PWM accounts as of December 31, 2021, of which the ten largest accounts generated approximately 8% of our total revenues during the year ended December 31, 2021. Account turnover for any reason would have an adverse effect on our revenues. Notwithstanding performance, we have, from time to time, experienced account turnover of large Institutional and PWM accounts as a result of corporate mergers and restructurings, and we could continue to lose accounts under these and other circumstances, including the performance of our small cap and value mandates.

A decline in the market for closed-end funds could reduce our ability to raise future assets to manage.

Market conditions may preclude us from increasing the assets we manage in our closed-end Funds. A significant portion of our growth in the assets we manage resulted from public offerings of the common and preferred shares of the closed-end Funds. We raised approximately $6.7 billion in gross assets through closed-end Fund offerings since January 2004. The market conditions for these offerings may not be as favorable in the future, which could adversely impact our ability to grow our AUM and our revenue.

The inability to access clients through third-party intermediaries could have a material adverse effect on our business.

A significant portion of the assets we manage is attributable to the distribution of our products through third-party intermediaries. Our ability to distribute our products is highly dependent on access to the client bases and product platforms of international, national and regional securities firms, investment advisory firms, banks, insurance companies, defined contribution plan administrators, and other intermediaries, which generally offer competing investment products that could limit the distribution of our products. In addition, our separate account business, subadvisory, and model delivery services depend in part on recommendations by consultants, financial planners, and other professional advisors, as well as our existing clients.

The structure and terms of the distribution arrangements with intermediaries, including fees or rebates paid by us or our funds to intermediaries to assist with distribution efforts, and the ability of our funds to participate in these intermediary platforms are subject to changes driven by market competition and regulatory developments. Our existing relationships with third-party intermediaries and access to new intermediaries could be adversely affected by continued consolidation within the financial services industry. Consolidation may result in increased distribution costs, a reduction in the number of third parties distributing our investment products, or increased competition to access third-party distribution channels. There can be no assurance that we will be able to retain access to these channels. Loss of any of these third-party distribution channels, or changes to their structure and terms, or any reduction in our ability to access clients and investors through existing and new distribution channels, could adversely affect our business.

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

We may support the development of new investment strategies and products by waiving a portion of the management fees we are entitled to receive or by subsidizing expenses. Additionally, the costs with establishing new strategies and products, including actively managed semi-transparent ETFs, can exceed the revenues generated, which could have an adverse effect on our profit margins and results of operations. Also, we may provide seed capital to new strategies and products, which could have an adverse effect on our consolidated financial statements or reduce our ability or willingness to make new investments.

Risks Related to our Common Stock

The disparity in the voting rights among the classes of shares may have a potential adverse effect on the price of our Class A Stock.

The holders of Class A Stock and Class B Stock have identical rights except that (i) holders of Class A Stock are entitled to one vote per share, while holders of Class B Stock are entitled to ten votes per share on all matters to be voted on by shareholders in general, and (ii) holders of Class A Stock are not eligible to vote on matters relating exclusively to Class B Stock and vice versa. Since our IPO in 1999, Mr. Gabelli, through his control and majority ownership of GGCP, has beneficially owned a majority of our outstanding Class B Stock, currently representing approximately 96% of voting control. As long as Mr. Gabelli indirectly beneficially owns a majority of the combined voting power of our common stock, he will have the ability to elect all of the members of our Board of Directors and thereby control our management and affairs, including, among other things, any determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on the common stock. The differential in voting rights and the ability of our company to issue additional Class B Stock could adversely affect the value of the Class A Stock to the extent the investors, or any potential future purchaser of our company, view the superior voting rights of the Class B Stock to have value. On May 3, 2017, Class A Stock shareholders approved an advisory proposal for the Board of Directors to consider the conversion and reclassification of our shares of Class B Stock into Class A Stock at a ratio in the range of 1.15 to 1.25 shares of Class A Stock for each share of Class B Stock. The Board of Directors has made no decision on this matter.

Future sales of our Class A Stock in the public market or sales or distributions of our Class B Stock could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute our stockholders’ ownership in us.

We may sell additional shares of Class A Stock in subsequent public offerings. We also may issue additional shares of Class A Stock or convertible debt securities. On March 5, 2018, AC completed a tender offer in which tendering AC shareholders received an aggregate of approximately 660,000 shares of our registered Class A Stock constituting approximately 7% of the Class A Stock outstanding. On October 29, 2018, AC completed another tender offer in which tendering AC shareholders received an aggregate of approximately 710,000 shares of our registered Class A Stock constituting approximately 7% of the Class A Stock outstanding. During 2021 and 2020, AC sold 339,376 shares and 178,525 shares, respectively, of our Class A Stock constituting approximately 4% and 2%, respectively, of the Class A Stock outstanding. The market price of our Class A Stock could decline as a result of sales of Class A Stock by such shareholders. Any such sales, as well as sales by our other current shareholders, could be perceived negatively.

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

General Risk Factors

The risk factors described above are those that we think may be material with regard to an investment in us that are not applicable generally to all business enterprises. However, we are subject to the many risks that affect all or most business enterprises in the U.S. or internationally, and our business or financial condition could be materially affected by those risks.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 2:          PROPERTIES

Our principal office is located at 191 Mason Street, Greenwich, CT. In addition, we lease office space in Rye, NY; Charleston, SC; Morristown, NJ; Palm Beach, FL; Reno, NV; and St. Louis, MO and, internationally, in London, Hong Kong, Shanghai, and Tokyo.

ITEM 3:          LEGAL PROCEEDINGS

From time to time, the Company may be named in legal actions and proceedings in the normal course of business. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions, or other relief. For any such matters, the consolidated financial statements in Part II, Item 8 of this Form 10-K include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and, if material, makes the necessary disclosures. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial condition, operations, or cash flows at December 31, 2021. See also Note 10, Commitments and Contingencies, to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

ITEM 4:          MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of Class A Stock are traded on the New York Stock Exchange under the symbol GBL.

As of February 28, 2022, there were 235 Class A stockholders of record and 19 Class B stockholders of record. These figures do not include approximately 3,000 stockholders with shares held under beneficial ownership in nominee name.

As of December 31, 2021, since the IPO, we have returned to shareholders $2.1 billion in total, of which $1.0 billion was in the form of the spin-offs of AC and Teton, $521.5 million was through our stock buyback program, and $579.6 million was from dividends, as well as $74 million to charities on their behalf.

The following table provides information regarding purchases of Class A Stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2021:

			Total Number of	Maximum
	Total		Shares Purchased as	Number of Class A
	Number of	Average	Part of Publicly	Shares That May Yet Be
	Class A Shares	Price Paid Per	Announced Plans	Purchased Under
Period	Purchased (1)	Share	or Programs (1)	the Plans or Programs
10/01/21 - 10/31/21	86,128	$24.66	86,128	2,441,142
11/01/21 - 11/30/21	29,172	26.39	29,172	2,411,970
12/01/21 - 12/31/21	238,033	24.40	238,033	2,173,937
Totals	353,333	$24.62	353,333
(1) On trade date basis.

The following table shows information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2021.

	Number of Securities to be
	Issued upon Exercise of	Weighted-Average Exercise
	Outstanding Options,	Price of Outstanding Options,
Plan Category	Warrants and Rights	Warrants and Rights
Equity compensation plans approved by security holders:
Stock options	10,000	$25.55
Restricted stock awards	411,200	$14.93
Equity compensation plans not approved by security holders:	–	n/a
Total	421,200	$15.18

The number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column above) is 2,974,725.

ITEM 6:          [Reserved]

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

OVERVIEW

GAMCO (New York Stock Exchange (“NYSE”): GBL), a company incorporated under the laws of Delaware,  is a widely-recognized provider of investment advisory services to 24 open-end funds, 14 closed-end funds, actively managed semi-transparent ETFs, one société d’investissement à capital variable (“SICAV”), and approximately 1,400 institutional and private wealth management (“Institutional and PWM”) investors principally in the United States (“U.S.”). We generally manage assets on a fully discretionary basis and invest in a variety of U.S. and international securities. Our revenues are based primarily on the Company’s level of assets under management (“AUM”) and fees associated with our various investment products. GAMCO serves a broad client base, including institutions, intermediaries, offshore investors, private wealth, and direct retail investors. In recent years, GAMCO has successfully integrated new teams of RIAs by providing attractive compensation arrangements and paying finder’s fees.

GAMCO offers a wide range of solutions for clients across Value and Growth Equity, ESG, Convertibles, actively managed semi-transparent ETFs, sector-focused strategies including Gold and Utilities, Merger Arbitrage, and Fixed Income. In 1977, GAMCO launched its flagship All Cap Value strategy, Gabelli Value, and in 1986 entered the mutual fund business.

As of December 31, 2021, we had $35.0 billion of AUM. We conduct our investment advisory business principally through two subsidiaries, which are registered investment advisors: Gabelli Funds, LLC (open-end and closed-end funds) (“Gabelli Funds”) and GAMCO Asset Management Inc. (Institutional and PWM) (“GAMCO Asset”). G.distributors, LLC (“G.distributors”), our broker-dealer subsidiary, acts as an underwriter and distributor of our open-end funds and actively managed semi-transparent ETFs.

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread globally. On March 11, 2020, COVID-19 was identified as a global pandemic by the World Health Organization. In response to its spread, governmental authorities have imposed restrictions on travel and congregation and the temporary closure of many non-essential businesses in affected jurisdictions, including, beginning in March 2020, in the U.S. As world leaders focused on the unprecedented human and economic challenges of COVID-19, global equity markets plunged as the coronavirus pandemic spread. In March 2020, the unfolding events led to the worst month for stocks since 2008 and the worst first quarter since 1937. In the remainder of 2020 and continuing through 2021, as a result of unprecedented fiscal and monetary stimulus and the fast tracking of COVID-19 vaccines, the markets have rebounded strongly. As a result of this pandemic, the Company allowed most of our employees (“teammates”) to work remotely. This policy continued through the end of June 2021. Effective July 2021, the Company changed its policy and asked teammates to return to our offices. As a result, the majority of our teammates are now back in our offices. There continues to be no material impact of remote work arrangements on our operations, including our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures, and there has been no material challenge in implementing our business continuity plan.

Organizational Chart

This is the current organizational chart of the Company:

2021 Business and Investment Highlights

•
On January 4th, GAMCO International SICAV launched GAMCO Convertible Securities. The fund, managed by our Dinsmore team, which marked the 50th Anniversary of managing the Bancroft Fund in April, leverages the firm’s history of investing in dedicated convertible security portfolios. Multiple share classes are tailored for global institutional investors as well as select non-U.S. retail investors.

•	We launched our first semi-transparent actively managed ETF, the Love our Planet & People ETF (LOPP), on February 1st , and our second one, Gabelli Growth Innovators (GGRW), on February 16th.
•
Our 31st Annual Pump, Valve & Water Systems Symposium took place on February 25th. The meeting featured presentations by senior management of several leading industrial companies with an emphasis on industrial and municipal water use and the role of technology.

•	On March 18th, we hosted our 7th Annual Waste & Environmental Services Symposium via webcast. The timely conference featured presentations by leading companies.
•	On April 15th, the Gabelli Utility Trust (NYSE: GUT) completed an oversubscribed rights offering raising approximately $43 million.
•	On May 1st, the 15th Annual Omaha Research Trip was held virtually. Members of our team participated in panel discussions regarding investment styles and strategies.
•	On May 14th, we hosted our 36th GAMCO Investor Client Symposium with over 500 clients and prospects attending on a virtual basis.
•	On June 3rd, more than a dozen media and entertainment companies participated in our 13th Annual Entertainment & Broadcasting Symposium.
•	On June 15th, the Company paid a $2.00 dividend in the form of 2-Year subordinated notes due June 15, 2023 (“Subordinated Notes”) totaling $52.2 million to holders of record on June 1, 2021.
•	The Company opened a relationship center in Charleston, SC.
•	On July 20th, the Company held a special meeting where shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation.
•	On July 21st, the Gabelli Equity Trust (NYSE: GAB) completed an oversubscribed rights offering raising approximately $144 million.
•	On July 21st, the Company filed a shelf registration statement to register up to $500 million of securities, including common stock, preferred stock, warrants, rights, and convertible securities.
•	On August 30th, the Gabelli Multimedia Trust Inc. (NYSE: GGT) completed an offering that raised approximately $18 million.

•	On September 9th, we hosted our 27th Annual Aerospace & Defense Symposium in New York City. The symposium featured leading companies in the Aerospace and Defense industries.
•	On October 7th, the Gabelli Dividend & Income Trust (NYSE: GDV) completed the offering of $150 million of 4.25% Series K Cumulative Preferred Shares.
•	On October 15th, the Gabelli Healthcare & Wellness Trust (NYSE: GRX) completed a private placement of $40 million of 4% Series E Cumulative Preferred Shares.
•	On November 1st, the Gabelli Global Small and Mid Cap Value Trust (NYSE: GGZ) raised a similar $40 million via a private placement of 4% Series B Cumulative Preferred Shares.
•
On November 1st and 2nd, we hosted our 45th Annual Automotive Symposium, “Batteries Included” in Las Vegas. The symposium featured presentations from senior management of leading automotive and electric vehicle suppliers, with an emphasis on the battery ecosystem, technological innovation, and industry dynamics.

•
On November 19th, Gabelli Funds and the Columbia Business School hosted the 3rd Annual Healthcare Symposium, which featured presentations by leading healthcare professionals providing important insights into major trends in clinical innovation, healthcare delivery, access, and economics.

•	On December 17th, the Gabelli Equity Trust (NYSE: GAB) had an initial closing of a private placement of $68 million of 4.25% Series M Cumulative Preferred Shares.

Giving Back to Society – (Y)our “S” in ESG

The Board of Directors approved in November 2021 a $0.50 per share shareholder designated charitable contribution (“SDCC”), a 100% increase from the prior year’s $0.25 per share designation under the program. We estimate this will total approximately $11.3 million. Since the inception of GAMCO’s SDCC program in 2013, and counting this current amount, shareholders will have designated charitable gifts of $48 million to more than 350 501(c)(3) institutions.

When combined with our other charitable contributions, this boosts our total contributions to approximately $74 million since our initial public offering (“IPO”) in February 1999.

Shareholder Compensation and Initiatives

During 2021, we returned $73.8 million of our earnings to shareholders through dividends and stock repurchases, including a total of $0.10 per share in regular quarterly cash dividends totaling $2.7 million and $2.00 per share in a special dividend to shareholders of Class A Stock and Class B Stock payable in Subordinated Notes totaling $54.5 million. During 2020, we returned $30.7 million of our earnings to shareholders through dividends and stock repurchases, including a total of $0.08 per share in regular quarterly cash dividends and $0.90 per share in a special dividend totaling $26.8 million.

Through our stock buyback program (the “Stock Repurchase Program”), including routine open market purchases under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended and opportunistic private transactions, we repurchased 700,722 shares and 296,296 shares in 2021 and 2020, respectively, for approximately $16.5 million and $3.9 million, respectively, or $23.54 per share and $13.16 per share, respectively. At December 31, 2021, the total shares available under the Stock Repurchase Program for Class A Stock to be repurchased in the future were 2,173,937. The Stock Repurchase Program is not subject to an expiration date.

Assets Under Management

AUM was $35.0 billion as of December 31, 2021, an increase of $2.4 billion, or 7.4%, from the December 31, 2020 AUM of $32.6 billion. The activity for 2021 consisted of $5.3 billion of market appreciation, net cash outflows of $2.3 billion and recurring distributions, net of reinvestments, from open-end and closed-end funds (the “Funds”) of $568 million. Average total AUM was $34.3 billion in 2021 versus $31.0 billion in 2020, an increase of 10.6%.

We earn incentive fees for certain institutional client assets, assets attributable to certain preferred issues for our closed-end Funds, our GDL Fund (NYSE: GDL), the Gabelli Merger Plus+ Trust Plc (LSE: GMP), and the GAMCO Merger Arbitrage Fund. As of December 31, 2021, assets with incentive based fees were $1.3 billion, 18.2% above the $1.1 billion on December 31, 2020. The majority of these assets have calendar year-end measurement periods; therefore, our incentive fees are primarily recognized in the fourth quarter when the uncertainty is removed at the end of the annual measurement period.

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

	Years Ended December 31,
	2021	2020
Revenues
Investment advisory and incentive fees	$274,531	$233,628
Distribution fees and other income	26,595	26,098
Total revenues	301,126	259,726
Expenses
Compensation	118,186	102,347
Management fee	5,552	5,376
Distribution costs	30,276	28,474
Other operating expenses	29,692	23,920
Total expenses	183,706	160,117
Operating income	117,420	99,609
Non-operating income / (loss)
Gain/(loss) from investments, net	269	(8,695)
Interest and dividend income	550	826
Interest expense	(2,919)	(2,620)
Shareholder-designated charitable contribution	(11,279)	(5,436)
Total non-operating loss	(13,379)	(15,925)
Income before income taxes	104,041	83,684
Provision for income taxes	30,842	24,991
Net income	$73,199	$58,693

Earnings per share:
Basic	$2.79	$2.21
Diluted	$2.73	$2.20

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Overview

Net income for 2021 was $73.2 million, or $2.73 per fully diluted share, versus $58.7 million, or $2.20 per fully diluted share, in 2020. The year-to-year comparison was impacted by higher revenues and lower non-operating loss offset partially by higher variable compensation.

Revenues

Total revenues were $301.1 million in 2021, $41.4 million or 15.9% higher than the total revenues of $259.7 million in 2020. The change in total revenues by component was as follows (dollars in millions):

	Years Ended December 31,		Increase (decrease)
	2021	2020	_$	_%
Investment advisory	$258.9	$224.7	$34.2	15.2
Incentive fees	15.6	8.9	6.7	75.3
Distribution fees and other income	26.6	26.1	0.5	1.9
Total revenues	$301.1	$259.7	$41.4	15.9

Investment advisory fees excluding incentive fees, which comprised 86.0% of total revenues in 2021, are directly influenced by the level and mix of average AUM. Average total AUM increased 10.6% to $34.3 billion in 2021 as compared to $31.0 billion in 2020. Average equity AUM increased 15.3% to $32.4 billion in 2021 from $28.1 billion in 2020, primarily from market appreciation partially offset by net outflows. Incentive fees, which comprised 5.2% of total revenues in 2021, result from our ability to either generate an absolute return in a portfolio or meet or exceed a specific benchmark index or indices and can vary significantly from one period to another. Incentive fees were higher in 2021 as a larger number of portfolios exceeded their respective benchmarks as compared to 2020.

Fund revenues increased $29.0 million or 18.3%, to $187.3 million, driven by higher average AUM. Revenue from open-end Funds increased $9.6 million, or 10.5%, to $100.8 million from the prior year as average AUM in 2021 increased $0.9 billion, or 7.6%, to $12.7 billion from the $11.8 billion in 2020. Closed-end fund revenues increased $19.4 million, or 28.9%, to $86.5 million from the prior year and were comprised of an increase of $5.4 million in incentive fees on certain closed-end fund AUM and an increase of $14.0 million in investment advisory fees attributable to higher average AUM. Revenue from Institutional and PWM accounts, which are generally billed on beginning quarter AUM, increased $8.9 million, or 13.8%, principally due to higher billable AUM levels throughout the course of 2021. In 2021, average AUM in our equity Institutional and PWM business increased $1.8 billion, or 16.8%, for the year to $12.5 billion. SICAV revenues were $14.1 million in 2021, including $7.3 million of incentive fees, up from $11.0 million in 2020.

Distribution fees and other income increased $0.5 million, or 1.9%, to $26.6 million in 2021 from $26.1 million in 2020 primarily from higher average open-end equity Fund AUM which increased 11.0%. Distribution fees were $23.7 million in 2021 versus $23.1 million in 2020 while other income was $2.9 million in 2021 versus $3.0 million in 2020.

Expenses

Total compensation costs, which are largely variable in nature, increased $15.9 million, or 15.5%, to $118.2 million in 2021 from $102.3 million in 2020. Variable compensation costs, which are tied to revenues and principally consist of portfolio manager and relationship manager fees, increased $8.3 million to $68.2 million in 2021 from $59.9 million in 2020 and decreased as a percent of revenues to 22.7% in 2021 from 23.1% in 2020. The increase of waived compensation by the CEO, in his capacity as a portfolio manager and a relationship manager, to $17.1 million in 2021, as compared to $12.4 million in 2020, partially offset the large increase in variable compensation costs due to higher average AUM. During 2021, the CEO elected to irrevocably waive all of his compensation for a total of five months (July 1, 2021 to November 30, 2021) as comparted to four months and ten days during 2020 (July 1, 2020 to November 10, 2020). Additionally, the accounting for the vesting of the deferred cash compensation agreement (“DCCA”) decreased 2020 compensation by $1.5 million. Fixed compensation costs increased to $41.3 million in 2021 from $38.2 million in 2020. Stock based compensation was $8.7 million in 2021, an increase of $4.5 million, as compared to $4.2 million in 2020. The increase primarily results from the acceleration of all 2018 and 2019 restricted stock award grants during 2021 for an additional expense of $3.8 million that would have been recognized in future years.

In 2021, management fee expense increased to $5.6 million versus $5.4 million in 2020. Management fee expense is incentive-based and entirely variable in the amount of 10% of the aggregate pre-tax profits, which is paid to Mr. Gabelli (or his designee) in accordance with his 2008 Employment Agreement. During 2021 and 2020, the CEO compensation waiver reduced management fee expense by $3.7 million and $2.3 million.

Distribution costs, which include marketing, promotion, and distribution costs increased $1.8 million, or 6.3%, to $30.3 million in 2021 from $28.5 million in 2020, driven by an increase in average open-end equity mutual funds AUM of 11.0%.

Other operating expenses were $29.7 million in 2021 compared to $24.0 million in 2020, an increase of $5.7 million or 23.8%, primarily from increased sub advisory fees for two funds totaling $4.1 million and one-time system implementation costs of $1.5 million.

Operating income

Operating income increased $17.8 million, or 17.9%, to $117.4 million for 2021 versus $99.7 million in 2020. This increase in 2021 as compared to 2020 primarily resulted from higher revenues of $41.4 million and a higher CEO compensation waiver of $4.7 million. Operating margin was 39.0% for the year ended December 31, 2021, versus 38.4% in the prior year.

Operating income before management fee was $123.0 million for the year ended of 2021, versus $105.0 million in the prior year. Operating margin before management fee was 40.8% in 2021 versus 40.4 % in 2020. The reconciliation of operating income before management fee and operating margin before management fee, both of which are non-GAAP measures, to their respective generally accepted accounting principles (“GAAP”) measures is provided at the end of this section.

Non-operating income/(loss)

Total non-operating loss was $13.4 million for the year ended December 31, 2021, compared to a loss of $15.9 million in 2020. This was comprised of net gain from investments of $0.3 million in 2021 as compared to a net loss from investments of $8.7 million in 2020; interest and dividend income of $0.6 million in 2021 versus $0.8 million in 2020; interest expense of $2.9 million in 2021 as compared to $2.6 million in 2020; and shareholder-designated charitable contributions of $11.3 million in 2021 and $5.4 million in 2020.

The effective tax rate was 29.6% for the year ended December 31, 2021 versus 29.9% for the year ended December 31, 2020.

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

Reconciliation of GAAP financial measures to non-GAAP (in thousands):

	2021	2020
Revenues, U.S. GAAP basis	$301,126	$259,726
Operating income, U.S. GAAP basis	117,420	99,609
Add back: management fee expense	5,552	5,376
Operating income before management fee	$122,972	$104,985

Operating margin	39.0%	38.4%
Operating margin before management fee	40.8%	40.4%

DEFERRED COMPENSATION

The Company deferred, through a DCCA, the cash compensation of the CEO relating to all of 2016 (“2016 DCCA”) to provide the Company with flexibility to pay down debt and enhance our ability to execute lift-outs, make acquisitions, and seed new products.

The DCCA deferred the CEO’s compensation expense by amortizing it over the DCCA’s vesting period. The CEO was not entitled to receive the compensation until the end of each respective vesting period, so U.S. GAAP specifies that the expense is amortized over the vesting period. The 2016 DCCA was expensed ratably over 4 years. In addition to the ratable vesting, the expense was marked to market at each reporting period as the DCCA expense was indexed to GBL’s stock price.

Notwithstanding its ability to settle these agreements in stock, GAMCO made a cash payment to the CEO on the vesting date. While the agreement did not change the original calculation of the CEO’s compensation, our reporting under U.S. GAAP for his compensation did change due to the ratable vesting and the indexing to the GBL stock price. The original value of the DCCA was based on the compensation earned in the period divided by the volume weighted average price (“VWAP”) of the GBL stock price for the period (“Original VWAP”) to calculate the number of restricted stock units (“RSUs”) granted. Upon vesting, the DCCA was paid out based on the lesser of the VWAP of GBL’s stock price on the vesting date (“Vesting Date VWAP”) and the Original VWAP multiplied by the number of RSUs. The table below shows a summary of the DCCA (in millions, except RSUs and VWAPs):

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

Accordingly, the change in GBL price from December 31, 2019 to January 2, 2020, resulted in a $1.4 million decrease in compensation expense in 2020.

The following tables show the amortization and earnings per share (“EPS”) impact, inclusive of the indexing to the GBL stock price, of the DCCA by quarter (in thousands, except per share data):

Amortization by quarter (increase / (decrease)):		EPS impact by quarter:
	2020		2020
_Q1	$(1,409)	_Q1	$0.04
_Q2	-	_Q2	-
_Q3	-	_Q3	-
_Q4	-	_Q4	-
Year	$(1,409)	Year	$0.04

The following tables (in thousands, except per share data) show a reconciliation of our results for the years ended December 31, 2021 and 2020 between the U.S. GAAP basis and a non-GAAP adjusted basis (“as adjusted”) as if all of the 2016 DCCA was recognized in 2016 without regard to the vesting schedule. We believe the non-GAAP financial measures below provide relevant and meaningful information to investors about our core operating results. These measures have been established in order to increase transparency for the purpose of evaluating our core business, for comparing results with prior period results, and to enable more appropriate comparisons with industry peers. However, non-GAAP financial measures should not be considered a substitute for financial measures calculated in accordance with U.S. GAAP and may be calculated differently by other companies.

	Years Ended December 31,
	2021	2020
Net income, U.S. GAAP basis	$73,199	$58,693
Impact of 2016 DCCA on expenses and taxes:
Compensation costs	-	(1,409)
Management fee expense	-	-
Provision for income taxes	-	338
Total impact of 2016 DCCA	-	(1,071)
Net income, as adjusted	$73,199	$57,622

Per share (basic):
Net income, U.S. GAAP basis	$2.79	$2.21
Impact of DCCAs	-	(0.04)
Net income, as adjusted	$2.79	$2.17
Per fully diluted share:
Net income, U.S. GAAP basis	$2.73	$2.20
Impact of DCCAs	-	(0.04)
Net income, as adjusted	$2.73	$2.16

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, U.S. Treasury Bills, short-term investments, and securities held for investment purposes. Cash and cash equivalents are comprised primarily of U.S Treasury Bills with maturities of three months or less at the time of purchase and a 100% U.S. Treasury money market fund managed by GAMCO (The Gabelli U.S. Treasury Money Market Fund).

Summary cash flow data for the years ended December 31, 2021 and 2020 was as follows (in thousands):

	Years Ended December 31,
	2021	2020
Cash flows provided by (used in):
Operating activities	$96,131	$40,734
Investing activities	59,515	(63,511)
Financing activities	(46,946)	(30,026)
Increase (decrease) in cash and cash equivalents	108,700	(52,803)
Effect of exchange rates on cash and cash equivalents	2	(8)
Net increase (decrease) in cash and cash equivalents	108,702	(52,811)
Cash and cash equivalents at beginning of year	33,325	86,136
Cash and cash equivalents at end of year	$142,027	$33,325

Short-term investments in U.S. Treasury Bills	$-	$64,988
Cash, cash equivalents, short-term investments in U.S Treasury Bills,
and investments in fixed maturity securities	$142,027	$98,313

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

On January 2, 2020, the 2016 DCCA vested in accordance with the terms of the agreement and a cash payment in the amount of $43.7 million was made to the CEO. On July 1, 2020, the Company announced that the CEO elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from July 1, 2020 to November 10, 2020. On June 30, 2021, the Company announced that the CEO elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from July 1, 2021 to November 30, 2021. As a result of these waivers, there was $20.8 million and $14.7 million of compensation and management fee waived by the CEO for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, we had cash, cash equivalents, short-term investments in U.S. Treasury Bills, and investments in fixed maturity securities of $142.0 million, an increase of $43.7 million from the prior year-end balance of $98.3 million primarily due to the Company’s operating and investing activities, partially offset by the Company’s financing activities, described below. Total debt outstanding at December 31, 2021 was $51.0 million, which consisted of the Subordinated Notes. Total debt outstanding at December 31, 2020 was $24.2 million, which consisted of 5.875% senior notes due June 1, 2021.

Net cash provided by operating activities was $96.1 million in 2021, as compared to $40.7 million provided by operating activities in 2020. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities.

Net cash provided by investing activities in 2021 was $59.5 million relating to net maturities of U.S. Treasuries held for investment purposes, as compared to $63.5 million used in 2020 relating to net purchases of U.S. Treasuries held for investment purposes. As of December 31, 2021, we had total investments of $32.3 million, a decrease in total investments of $58.5 million from the prior year-end balance of $90.8 million.

Net cash used in financing activities in 2021 was $46.9 million, including $24.2 million paid for the repurchase of 5.875% senior notes due June 1, 2021, $16.5 million paid for the purchase of treasury stock, $4.3 million paid in dividends, $1.6 million paid for the repurchase of Subordinated Notes that were put back to the Company, and $0.3 million paid on the principal portion of lease liabilities, as compared to $30.0 million used in 2020.

The Company’s principal contractual commitments include repayments of the Subordinated Notes and payments of lease obligations. At December 31, 2021, we had $51.0 million of Subordinated Notes due June 2023, which we expect to satisfy with cash and cash equivalents. Under the terms of the lease of our Rye, New York office, we are obligated to make minimum total payments of $7.8 million through December 2028. We are obligated to make future payments under various contracts such as debt agreements and finance and operating lease agreements of $7.8 million and $3.8 million, respectively. We also had a net liability for unrecognized tax benefits related to uncertain tax positions of $20.2 million, including penalties and interest related to tax uncertainties in income taxes of approximately $9.5 million, some or all of which could result in future cash payments to various taxing authorities. At this time, we are unable to estimate the timing and amount of any future cash outflows related to these uncertain tax positions. As such amounts above, both individually and in the aggregate, can be satisfied with cash on hand and investments, we do not believe they represent a material liquidity risk to the company. We do not invest in any other off-balance sheet vehicles that provide financing, liquidity, market, or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected on the consolidated financial statements.

We have one broker-dealer subsidiary, G.distributors, which is subject to certain net capital requirements. G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended. The requirement was $250,000 for the broker-dealer at December 31, 2021 and 2020. At December 31, 2021 and 2020, G.distributors had net capital, as defined in the Rule, of approximately $1.9 million and $1.4 million, respectively, exceeding the regulatory requirement by approximately $1.6 million and $1.1 million, respectively. Net capital requirements for our affiliated broker-dealer may increase in accordance with the rules and regulations applicable to broker-dealers to the extent G.distributors engages in other business activities.

Our subsidiary, GAMCO Asset Management (UK) Limited, is authorized and regulated by the Financial Conduct Authority (“FCA”). At December 31, 2021 and 2020, GAMCO Asset Management (UK) Limited held total capital of £746 thousand and £708 thousand ($1.0 million and $961 thousand), respectively, and had a Financial Resources Requirement of £310 thousand and £195 thousand ($419 thousand and $265 thousand), respectively. We have consistently met or exceeded these minimum requirements.

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

Investment advisory and incentive fees are directly influenced by the level and mix of AUM, as fees are derived from a contractually-determined percentage of AUM for each account as well as incentive fees earned on certain accounts. Advisory fees from the Funds and sub-advisory accounts are computed daily or weekly based on average net assets and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition. Advisory fees from Institutional and PWM accounts are generally computed quarterly based on account values as of the end of the preceding quarter, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition. The Company derived approximately 90% of its total revenues from advisory fees, including incentive fees, for the years ended December 31, 2021 and 2020. These revenues vary depending upon the level of sales compared with redemptions, financial market conditions, performance, and the fee structure for AUM. Revenues derived from the equity-oriented portfolios generally have higher advisory fee rates than fixed income portfolios.

For The GDL Fund, there is an incentive fee earned as of the end of the calendar year which varies to the extent the total return of the fund is in excess of the ICE Bank of America Merrill Lynch 3 Month U.S. Treasury Bill Index total return. This fee is recognized at the end of the measurement period, which is annually on a calendar year basis. Receivables due on incentive fees relating to The GDL Fund are included in investment advisory fees receivable on the consolidated statements of financial condition and were $1.1 million and $0.1 million as of December 31, 2021 and 2020, respectively.

For the Gabelli Merger Plus+ Trust Plc, there is an incentive fee which is earned and recognized at the end of the measurement period, June 30th and varies to the extent the total return of the fund is in excess of twice the rate of return of the 13 week Treasury Bills over the performance period. There were no incentive fees receivable as of December 31, 2021 or 2020.

Advisory fees on certain of the closed-end preferred shares are earned at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares. These fees are recognized at the end of the measurement period, which is annually, or earlier if there is a redemption. Receivables due for advisory fees on closed-end preferred shares are included in investment advisory fees receivable on the consolidated statements of financial condition. There were $1.5 million and $2.5 million in advisory fees receivable on the closed-end preferred shares as of December 31, 2021 and 2020, respectively.

For the GAMCO Merger Arbitrage SICAV, there is an incentive fee earned as of the end of the calendar year when the total return of a share class exceeds the hurdle rate (return on the 13-week UST) and the NAV exceeds the high water mark, at the rate of fifteen percent of the total return of share classes not denominated in the base currency and at the rate of twenty percent of the total return of share classes denominated in the base currency. This fee is recognized at the end of the measurement period, which is annually on a calendar year basis, or earlier if there is a redemption. Receivables due on incentive fees relating to the GAMCO Merger Arbitrage SICAV are included in investment advisory fees receivable on the consolidated statements of financial condition and were $6.4 million and $5.6 million as of December 31, 2021 and 2020, respectively.

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

Management determines the appropriate classification of debt securities at the time of purchase. Government debt with maturities of greater than three months at the time of purchase are considered investments in debt securities. Investments in debt securities are accounted for as either trading, available for sale (“AFS”), or held-to-maturity. The Company does not hold any investments in debt securities accounted for as trading or AFS. The Company’s investments in debt securities are classified as held-to-maturity, as the Company has the intent and ability to hold these securities until maturity, and represent fixed income securities recorded at amortized cost. Discounts from and premiums to par value on held-to-maturity investments are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any. Held-to-maturity securities are evaluated for other than temporary impairment each reporting period and any impairment charges are recorded in gain/(loss) from investments, net on the consolidated statements of income. As of December 31, 2021 and 2020, there were no impairments on the Company’s investments in debt securities classified as held-to-maturity.

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

Seasonality and Inflation

We do not believe our operations are subject to significant seasonal fluctuations. We do not believe inflation will significantly affect our compensation costs, as they are substantially variable in nature. However, the rate of inflation may affect our expenses, such as information technology and occupancy costs. To the extent inflation results in rising interest rates and has other effects upon the securities markets, it may adversely affect our financial condition and results of operations by reducing our AUM, revenues, or otherwise.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of its business, GAMCO is exposed to the risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing, and managing market and other risks.

Our exposure to pricing risk in equity securities is directly related to our role as a financial intermediary and advisor for AUM in our affiliated Funds and Institutional and PWM accounts, as well as our proprietary investment and trading activities. At December 31, 2021, we had equity investments of $32.3 million. We may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. The equity securities investment portfolio is at fair value and may move in line with the equity markets. The equity securities investment portfolio changes are recorded as gain/(loss) from investments, net in the consolidated statements of income included in Part II, Item 8 of this Form 10-K.

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

Related to our proprietary investment activities, we had investments in equity securities of $32.3 million at December 31, 2021, which included investments in common stocks of $16.2 million, investments in actively managed semi-transparent ETFs of $9.6 million, investments in open-end Funds of $6.0 million, and investments in closed-end Funds of $0.5 million, and at December 31, 2020, we had investments in securities of $25.8 million, which included investments in common stocks of $19.1 million, investments in open-end Funds of $6.1 million, and investments in closed-end Funds of $0.6 million. Of the $16.2 million and $19.1 million invested in common stocks at December 31, 2021 and 2020, respectively, $7.6 million and $8.1 million, respectively, was related to our investment in Westwood Holdings Group Inc. (NYSE: WHG).

The following table provides a sensitivity analysis for our investments in equity securities as of December 31, 2021 and 2020 (in thousands). The sensitivity analysis assumes a 10% increase or decrease in the value of these equity investments:

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
	Fair Value	equity prices	equity prices
At December 31, 2021:
Equity price sensitive investments, at fair value	$32,344	$29,110	$35,578
At December 31, 2020:
Equity price sensitive investments, at fair value	$25,845	$23,261	$28,430

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash either directly in U.S. government securities or in a sponsored money market fund that holds U.S. government securities. These investments are primarily short-term in nature, and the carrying value of these investments generally approximates fair value. Based on the December 31, 2021 cash, cash equivalents, and U.S. Treasury Bills balance of $142.0 million, a 1% increase in interest rates would increase our interest income by $1.4 million annually. Given the current low interest rate environment, an analysis of a 1% decrease is not meaningful.

ITEM 8:          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GAMCO INVESTORS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of GAMCO Investors, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of GAMCO Investors, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Unrecognized Tax Benefits – Refer to Note 1 and Note 5 to the consolidated financial statements

Critical Audit Matter Description

The Company records liabilities for unrecognized tax benefits in accordance with Accounting Standards Codification Topic 740, Income Taxes (ASC 740) and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may differ from the Company's current estimate of the liabilities for unrecognized tax benefits. These differences are reflected as increases or decreases in income tax expense in the period in which new information becomes available. As of December 31, 2021, the net liability for unrecognized tax benefits related to uncertain tax positions was $20.2 million.

We identified the evaluation of the Company’s unrecognized tax benefits as a critical audit matter because the calculation of these tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. In accordance with ASC 740, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. Auditing management’s analysis of its uncertain tax positions and resulting unrecognized tax benefits required a high degree of auditor judgment and extensive audit effort, including involvement of our tax specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to evaluate management’s estimates of liabilities for unrecognized tax benefits related to uncertain tax positions included the following, among others:
•
We involved our tax specialists to assist us in obtaining an understanding of management’s methods and assumptions used in the identification, recognition, measurement, and disclosure of uncertain tax positions and resulting unrecognized tax benefits.

•	We tested the operating effectiveness of the internal controls related to management’s assessment of uncertain tax positions and resulting unrecognized tax benefits.
•
With the assistance of tax specialists, we evaluated the reasonableness of management’s estimates and judgements regarding the future resolution of uncertain tax positions, including evaluating the technical merits of each position and considering tax law, statutes, regulations and case law.

•
With the assistance of our tax specialists, we developed an expectation of changes in the liability for unrecognized tax benefits associated with uncertain tax positions to evaluate whether management had appropriately considered new information that could significantly change measurement or disclosure.

/s/ Deloitte & Touche, LLP

Stamford, Connecticut
March 9, 2022

We have served as the Company’s auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of GAMCO Investors, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of GAMCO Investors, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021 of the Company and our report dated March 9, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche, LLP

Stamford, Connecticut
March 9, 2022

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share data)

	December 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents (a)	$142,027	$33,325
Short-term investments in U.S. Treasury Bills	-	64,988
Investments in equity securities, at fair value	32,344	25,845
Investment advisory fees receivable	30,977	28,796
Deferred tax asset and income taxes receivable	6,707	9,462
Finance lease	4,055	2,452
Receivable from brokers	3,930	5,833
Receivable from affiliates	3,440	4,882
Goodwill and identifiable intangible assets	3,176	3,176
Other assets	5,016	6,643
Total assets	$231,672	$185,402

LIABILITIES AND STOCKHOLDERS' EQUITY
Payable for investments purchased	14,990	1
Income taxes payable	$315	$3,910
Lease liability obligations	6,799	5,208
Compensation payable	21,049	21,543
Securities Sold, not yet purchased	-	799
Payable to affiliates	5,198	3,843
Accrued expenses and other liabilities	38,451	38,972
Sub-total	86,802	74,276
5.875% Senior Notes (net of issuance costs of $10) (due June 1, 2021) (Note 7)	-	24,215
Subordinated Notes (net of issuance costs of $75) (due June 15, 2023) (Note 7)	50,990	-
Total liabilities	137,792	98,491

Commitments and contingencies (Note 10)

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 16,547,476 and 16,621,426 shares issued, respectively; 7,704,022 and 8,478,694 shares outstanding, respectively	14	14
Class B Common Stock, $0.001 par value; 25,000,000 shares and 100,000,000 shares authorized, respectively; 24,000,000 shares issued; 19,024,117 shares outstanding	19	19
Additional paid-in capital	28,753	21,219
Retained earnings	410,333	394,386
Accumulated comprehensive income	(177)	(165)
Treasury stock, at cost (8,843,454 and 8,142,732 shares, respectively)	(345,062)	(328,562)
Total stockholders' equity	93,880	86,911
Total liabilities and stockholders' equity	$231,672	$185,402

(a) Includes U.S. Treasury Bills with maturities of three months or less when purchased of $123.0 million and 15.0 million at December 31, 2021 and 2020 respectively.

See notes to consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2021	2020
Revenues
Investment advisory and incentive fees	$274,531	$233,628
Distribution fees and other income	26,595	26,098
Total revenues	301,126	259,726
Expenses
Compensation	118,186	102,347
Management fee	5,552	5,376
Distribution costs	30,276	28,474
Other operating expenses	29,692	23,920
Total expenses	183,706	160,117

Operating income	117,420	99,609
Non-operating income / (loss)
Gain/(Loss) from investments, net	269	(8,695)
Interest and dividend income	550	826
Interest expense	(2,919)	(2,620)
Shareholder-designated charitable contribution	(11,279)	(5,436)
Total non-operating loss	(13,379)	(15,925)
Income before income taxes	104,041	83,684
Provision for income taxes	30,842	24,991
Net income	$73,199	$58,693

Earnings per share:
Basic	$2.79	$2.21
Diluted	$2.73	$2.20

Weighted average shares outstanding:
Basic	26,267	26,571
Diluted	26,809	26,680

See notes to consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2021	2020
Net income	$73,199	$58,693
Other comprehensive income:
Foreign currency translation gain	(12)	39
Total comprehensive income	$73,187	$58,732

See notes to consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2020	$33	$21,219	$394,386	$(165)	$(328,562)	$86,911
Net income	-	-	15,950	-	-	15,950
Foreign currency translation	-	-	-	10	-	10
Dividends declared ($0.02 per share)	-	-	(548)	-	-	(548)
Stock based compensation expense	-	1,166	-	-	-	1,166
Purchase of treasury stock	-	-	-	-	(1,814)	(1,814)
Balance at March 31, 2021	$33	$22,385	$409,788	$(155)	$(330,376)	$101,675
Net income	-	-	17,101	-	-	17,101
Foreign currency translation	-	-	-	5	-	5
Dividends declared ($2.02 per share)	-	-	(55,061)	-	-	(55,061)
Stock based compensation expense	-	946	-	-	-	946
Purchase of treasury stock	-	-	-	-	(3,520)	(3,520)
Balance at June 30, 2021	$33	$23,331	$371,828	$(150)	$(333,896)	$61,146
Net income	-	-	29,161	-	-	29,161
Foreign currency translation	-	-	-	(31)	-	(31)
Dividends declared ($0.02 per share)	-	-	(537)	-	-	(537)
Stock based compensation expense	-	910	-	-	-	910
Purchase of treasury stock	-	-	-	-	(2,464)	(2,464)
Balance at September 30, 2021	$33	$24,241	$400,452	$(181)	$(336,360)	$88,185
Net income	-	-	10,987	-	-	10,987
Foreign currency translation	-	-	-	4	-	4
Dividends declared ($0.04 per share)	-	-	(1,106)	-	-	(1,106)
Stock based compensation expense	-	4,512	-	-	-	4,512
Purchase of treasury stock	-	-	-	-	(8,702)	(8,702)
Balance at December 31, 2021	$33	$28,753	$410,333	$(177)	$(345,062)	$93,880

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(continued) (in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2019	$33	$17,033	$362,515	$(204)	$(324,660)	$54,717
Net income	-	-	11,245	-	-	11,245
Foreign currency translation	-	-	-	(61)	-	(61)
Dividends declared ($0.02 per share)	-	-	(552)	-	-	(552)
Stock based compensation expense	-	941	-	-	-	941
Purchase of treasury stock	-	-	-	-	(946)	(946)
Balance at March 31, 2020	$33	$17,974	$373,208	$(265)	$(325,606)	$65,344
Net income	-	-	11,290	-	-	11,290
Foreign currency translation	-	-	-	(4)	-	(4)
Dividends declared ($0.02 per share)	-	-	(551)	-	-	(551)
Stock based compensation expense	-	1,137	-	-	-	1,137
Purchase of treasury stock	-	-	-	-	(772)	(772)
Balance at June 30, 2020	$33	$19,111	$383,947	$(269)	$(326,378)	$76,444
Net income	-	-	16,435	-	-	16,435
Foreign currency translation	-	-	-	42	-	42
Dividends declared ($0.02 per share)	-	-	(547)	-	-	(547)
Stock based compensation expense	-	993	-	-	-	993
Purchase of treasury stock	-	-	-	-	(1,637)	(1,637)
Balance at September 30, 2020	$33	$20,104	$399,835	$(227)	$(328,015)	$91,730
Net income	-	-	19,723	-	-	19,723
Foreign currency translation	-	-	-	62	-	62
Dividends declared ($0.92 per share)	-	-	(25,172)	-	-	(25,172)
Stock based compensation expense	-	1,115	-	-	-	1,115
Purchase of treasury stock	-	-	-	-	(547)	(547)
Balance at December 31, 2020	$33	$21,219	$394,386	$(165)	$(328,562)	$86,911

See notes to consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$73,199	$58,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,171	973
Accretion of discounts and amortization of premiums	(54)	53
Stock based compensation expense	7,534	4,186
Deferred income taxes	1,638	7,904
Foreign currency translation gain	(12)	39
Unrealized loss on securities	(5,387)	6,154
Net realized loss on securities	5,105	1,555
Impairment charge on intangible asset	-	589
(Increase) decrease in assets:
Investments in securities	(1,485)	(12)
Investment advisory fees receivable	(2,181)	7,297
Income taxes receivable	1,117	(977)
Receivable from brokers	1,903	(4,844)
Receivable from affiliates	1,442	(938)
Other assets	(1,215)	(1,736)
Increase (decrease) in liabilities:
Compensation payable	(494)	(42,738)
Payable for investments purchased	14,989	-
Payable to affiliates	1,355	(139)
Income taxes payable	(3,595)	3,152
Accrued expenses and other liabilities	1,101	1,523
Total adjustments	22,932	(17,959)
Net cash provided by operating activities	96,131	40,734
Cash flows from investing activities:
Purchases of securities	(8,979)	(120,724)
Proceeds from sales and maturities of securities	67,360	57,189
Return of capital on securities	1,134	24
Net cash provided by (used in) investing activities	59,515	(63,511)
Cash flows from financing activities:
Dividends paid	(4,338)	(25,906)
Purchase of treasury stock	(16,500)	(3,902)
Repurchase of 5.875% ten year notes due 6/1/2021	(24,225)	-
Repurchase of 2-year puttable note due 6/15/2023	(1,619)	-
Repayment of principal portion of lease liability	(264)	(218)
Net cash used in financing activities	(46,946)	(30,026)
Effect of exchange rates on cash and cash equivalents	2	(8)
Net increase (decrease) in cash and cash equivalents	108,702	(52,811)
Cash and cash equivalents, beginning of period	33,325	86,136
Cash and cash equivalents, end of period	$142,027	$33,325
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,923	$2,581
Cash paid for taxes	$30,688	$16,546

Supplemental disclosure of non-cash activity:
For 2021 and 2020, the Company accrued dividends on restricted stock awards of $1,975 and $915, respectively.
For 2021, the Company issued approximately $52.7 million principal amount of Subordinated Notes due 2023 to shareholders in connection with the special dividend of $2.00 per share.

See notes to consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Organization and Description of Business

Unless indicated otherwise, or the context otherwise requires, references in this report to “GAMCO Investors, Inc.,” “GAMCO,” “the Company,” and “GBL” or similar terms are to GAMCO Investors, Inc., its predecessors, and its subsidiaries.

GAMCO (New York Stock Exchange (“NYSE”): GBL), a company incorporated under the laws of Delaware, is a widely-recognized provider of investment advisory services to 24 open-end funds, 14 closed-end funds, 3 actively managed semi-transparent exchange traded funds (“ETFs”), one société d’investissement à capital variable (“SICAV”), and approximately 1,400 institutional and private wealth management (“Institutional and PWM”) investors principally in the United States (U.S.). The Company generally manages assets on a fully discretionary basis and invests in a variety of U.S. and international securities through various investment styles including value, growth, non-market correlated, and convertible securities. The Company’s revenues are based primarily on the levels of assets under management (“AUM”) and fees associated with the various investment products. GAMCO serves a broad client base, including institutions, intermediaries, offshore investors, private wealth, and direct retail investors.

GAMCO offers a wide range of solutions for clients across Value and Growth Equity, ESG, Convertibles, actively managed semi-transparent ETFs, sector-focused strategies including Gold and Utilities, Merger Arbitrage, and Fixed Income. In 1977, GAMCO launched its well-known All Cap Value strategy, Gabelli Value, and in 1986 entered the mutual fund business.

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

Cash and Cash Equivalents and Short-term Investments in U.S. Treasury Bills

Cash equivalents primarily consist of U.S Treasury Bills with maturities of three months or less at the time of purchase and an affiliated money market fund (The Gabelli U.S. Treasury Money Market Fund) which is highly liquid. Short-term investments in U.S. Treasury Bills consist of U.S. Treasury Bills with maturities exceeding three months at the time of purchase and are stated at amortized cost, which approximates fair value.

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

Management determines the appropriate classification of debt securities at the time of purchase. Government debt with maturities of greater than three months at the time of purchase are considered investments in debt securities. Investments in debt securities are accounted for as either trading, available for sale (“AFS”), or held-to-maturity. The Company does not hold any investments in debt securities accounted for as trading or AFS. The Company’s investments in debt securities, consisting of U.S. Treasury Bills, are classified as held-to-maturity, as the Company has the intent and ability to hold these securities until maturity, and represent fixed income securities recorded at amortized cost. Discounts from and premiums to par value on held-to-maturity investments are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any. Held-to-maturity securities are evaluated for other than temporary impairment each reporting period and any impairment charges are recorded in gain/(loss) from investments, net on the consolidated statements of income. As of December 31, 2021 and 2020, there were no impairments on the Company’s investments in debt securities classified as held-to-maturity.

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

Investment advisory and incentive fees are directly influenced by the level and mix of assets under management (“AUM”), as fees are derived from a contractually-determined percentage of AUM for each account as well as incentive fees earned on certain accounts. Advisory fees from the open-end funds and closed-end funds (collectively, the “Funds”) and sub-advisory accounts are computed daily or weekly based on average net assets and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.  Advisory fees from Institutional and PWM accounts are generally computed quarterly based on account values as of the end of the preceding quarter, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition. The Company derived approximately 91% and 90% of its total revenues from advisory fees, including incentive fees, for the years ended December 31, 2021 and 2020, respectively. These revenues vary depending upon the level of sales compared with redemptions, financial market conditions, performance, and the fee structure for the Fund or account. Revenues derived from the equity-oriented portfolios generally have higher advisory fee rates than fixed income portfolios.

For The GDL Fund, there is an incentive fee earned as of the end of the calendar year which varies to the extent the total return of the fund is in excess of the ICE Bank of America Merrill Lynch 3 Month U.S. Treasury Bill Index total return. This fee is recognized at the end of the measurement period. Receivables due on incentive fees relating to The GDL Fund are included in investment advisory fees receivable on the consolidated statements of financial condition and were $1.1 million and $0.1 million as of December 31, 2021 and 2020, respectively.

For the Gabelli Merger Plus+ Trust Plc, there is an incentive fee which is earned and recognized at the end of the measurement period, June 30th and varies to the extent the total return of the fund is in excess of twice the rate of return of the 13 week Treasury Bills over the performance period. There were no incentive fees receivable as of December 31, 2021 or 2020.

Advisory fees on certain of the closed-end preferred shares are earned at year-end if the total return to common shareholders of the closed-end fund for the calendar year exceeds the dividend rate of the preferred shares. These fees are recognized at the end of the measurement period, which is annually, or earlier if there is a redemption. Receivables due for advisory fees on closed-end preferred shares are included in investment advisory fees receivable on the consolidated statements of financial condition. There were $1.5 million and $2.5 million in advisory fees receivable on closed-end preferred shares as of December 31, 2021 and 2020.

For the GAMCO Merger Arbitrage SICAV, there is an incentive fee earned as of the end of the calendar year when the total return of a share class exceeds the hurdle rate (return on the 13-week UST) and the NAV exceeds the high water mark, at the rate of fifteen percent of the total return of share classes not denominated in the base currency and at the rate of twenty percent of the total return of share classes denominated in the base currency.  This fee is recognized at the end of the measurement period, which is annually on a calendar year basis, or earlier if there is a redemption.  Receivables due on incentive fees relating to the GAMCO Merger Arbitrage SICAV are included in investment advisory fees receivable on the consolidated statements of financial condition and were $6.4 million and $5.6 million as of December 31, 2021 and 2020, respectively.

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

Depreciation and Amortization

Fixed assets other than leasehold improvements, with net book value of $2.3 million and $2.5 million at December 31, 2021 and 2020, respectively, which are included in other assets, are recorded at cost and depreciated using the straight-line method over their estimated useful lives from four to seven years. Accumulated depreciation was $3.2 million and $2.9 million at December 31, 2021 and 2020, respectively. Leasehold improvements, with net book value of $0.6 million and $0.8 million at December 31, 2021 and 2020, respectively, which are included in other assets, are recorded at cost and amortized using the straight-line method over their estimated useful lives or lease terms, whichever is shorter. The leased property under the finance lease is depreciated utilizing the straight-line method over the term of the lease, which expires on December 31, 2028. The finance lease was extended on June 11, 2014 to December 31, 2028 from December 31, 2023. For the years ended December 31, 2021 and 2020, depreciation and amortization were $1.2 million and $0.9 million, respectively. Depreciation and amortization is expected to be approximately $1.2 million annually over the next three years.

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

Fair Values of Financial Instruments

All of the instruments within cash and cash equivalents, investments in equity securities, at fair value, and securities sold, not yet purchased are measured at fair value.

The Company’s assets and liabilities are categorized based upon a fair value hierarchy. See Note 4, Fair Value, for further details on the fair value hierarchy.

Cash equivalents primarily consist of U.S Treasury Bills with maturities of three months or less at the time of purchase and are valued using unadjusted quoted market prices. Cash equivalents also include an affiliated money market fund which is invested solely in U.S. Treasuries.

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

Subordinated Notes

The Company issued 2-year subordinated notes due June 15, 2023 (“Subordinated Notes”). Interest expense is recorded on an accrual basis and is included in interest expense in the Consolidated Statements of Income. The Subordinated Notes are recorded at face value, net of unamortized issuance costs. Issuance costs include capitalized expenses including arrangement fees and legal costs related to the issuance of the Subordinated Notes. Amortization of issuance costs for the Subordinated Notes is computed on the straight-line basis over the term of the notes. The unamortized balance of such costs is presented as a direct deduction to the carrying amount of the Subordinated Notes in the Consolidated Statements of Financial Condition. The amortization of such costs is included in interest expense in the Consolidated Statements of Income.

Earnings Per Share

Basic earnings per share is based on the weighted-average number of common shares outstanding during each period less unvested restricted stock. Diluted earnings per share is based on basic shares plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and unvested restricted stock using the treasury stock method.

Management Fee

Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits before management fee which is paid to Mr. Mario J. Gabelli (“Mr. Gabelli”) or his designee for acting as CEO pursuant to his 2008 Employment Agreement so long as he is an executive of GBL and devotes the substantial majority of his working time to the business. In accordance with his 2008 Employment Agreement, he has allocated $1.7 million and $0.8 million of his management fee to certain other employees (“teammates”) of the Company in 2021 and 2020, respectively.

Stock Based Compensation

The Company has granted equity awards, in the form of restricted stock awards (“RSAs”) and phantom RSAs to teammates and stock options to board members, which were recommended by the Company’s Chairman, who did not receive an RSA, phantom RSA, or option award, and approved by a committee of GBL’s board of directors (the “Board of Directors”) responsible for administering the awards (“Compensation Committee”). The Company’s stock-based RSA and option compensation provided to teammates and board members is accounted for as an equity award based on fair value. The Company’s phantom RSA compensation provided to teammates is accounted for as a liability award based on fair value and is adjusted for changes in the Company’s stock price at each reporting date, with mark to market adjustments recognized in the results of operations.

The estimated fair value of RSAs and phantom RSAs is determined by using the closing price of Class A Common Stock (“Class A Stock”) on the grant date and the balance sheet date, respectively. The total expense, which is reduced by estimated forfeitures, is recognized over the vesting period for these awards, which is 30% over three years from the date of grant and 70% over five years from the date of grant. The forfeiture rate is determined by reviewing historical forfeiture rates for previous stock-based compensation grants and is reviewed and updated quarterly, if necessary.  During the vesting period, dividends to RSA and phantom RSA holders are held for them until the vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates. Dividends declared on these RSAs and phantom RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.

The estimated fair value of option awards on the grant date is determined using the Black Scholes option-pricing model. This sophisticated model utilizes a number of assumptions in arriving at its results, including the estimated life of the option, the risk free interest rate at the date of grant, and the volatility of the underlying common stock. The effects of changing any of the assumptions or factors employed by the Black Scholes model may result in a significantly different valuation for the options. The total expense based on the grant date fair value, which is reduced by estimated forfeitures, is recognized over the vesting period for these awards, which is  75% over three years from the date of grant and 25% over four years from date of grant. The forfeiture rate is determined by reviewing historical forfeiture rates for previous stock-based compensation grants and is reviewed and updated quarterly, if necessary.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains cash and cash equivalents primarily in U.S Treasury Bills with maturities of three months or less at the time of purchase and the Gabelli U.S. Treasury Money Market Fund, which invests in instruments issued by the U.S. government. The concentration of credit risk with respect to advisory fees receivable is generally limited due to the short payment terms extended to clients by the Company. In addition, the credit risk is further limited by virtue of the fact that no single advisory relationship provided over 10% of the total revenue of the Company during 2021 and 2020. All investments in securities are held at third party brokers or custodians.

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

Distribution Fees and Other Income

Distribution fees and other income primarily includes distribution fee revenue earned in accordance with Rule 12b-1 of the Company Act along with sales charges and underwriting fees associated with the sale of the class A shares of open-end Funds. Distribution fees are computed based on average daily net assets of certain classes of each fund and are recognized during the period in which they are earned. These fees are received in cash after the end of each monthly period within 30 days. In evaluating the appropriate timing of the recognition of these fees, the Company applied the guidance on up-front fees to determine whether such fees are related to the transfer of a promised service (a distinct performance obligation). The Company’s conclusion is that the service being provided by G.distributors to the customer in exchange for the fee is for the initial distribution of certain classes of the open-end Funds and is completed at the time of each respective sale. Any fixed amounts are recognized on the trade date and variable amounts are recognized to the extent it is probable that a significant revenue reversal will not occur once the uncertainty is resolved. For variable amounts, as the uncertainty is dependent on the value of the shares at future points in time as well as the length of time the investor remains in the fund, both of which are highly susceptible to factors outside the Company’s influence, the Company does not believe that it can overcome this constraint until the market value of the fund and the investor activities are known, which are generally monthly. Sales charges and underwriting fees associated with the sale of certain classes of the open-end Funds are recognized on the trade date of the sale of the respective shares. There is a risk of non-payment and, therefore, an impairment loss on these receivables is possible at each reporting date. There were no such impairment losses for the periods presented.

Revenue Disaggregated

The following table presents the Company’s revenue disaggregated by account type (in thousands):

	Years Ended December 31,
	2021	2020
Investment advisory and incentive fees:
Open-end Funds	$98,281	$88,884
Closed-end Funds	80,580	64,221
Sub-advisory accounts	2,524	2,313
Institutional & Private Wealth Management	73,218	64,290
SICAVs	6,771	4,996
Performance-based	13,157	8,924
Total investment advisory and incentive fees	274,531	233,628
Distribution fees and other income	26,595	26,098
Total revenues	$301,126	$259,726

3. Investments in Securities

Investments in equity securities at December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021		December 31, 2020
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Investments in equity securities and funds:
Common stocks	$33,575	$16,210	$41,341	$19,099
Open-end funds	5,722	5,995	5,757	6,128
Actively managed semi-transparent ETFs	9,000	9,599	-	-
Closed-end funds	530	534	628	618
Other	6	6	-	-
Total investments in equity securities and funds	$48,833	$32,344	$47,726	$25,845

Short-term investments in U.S. Treasury Bills at December 31, 2021 and 2020 consisted of the following (in thousands):

December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Short-term investments in U.S. Treasury Bills:
U.S. Treasury Bills	$-	$-	$-	$-
Total short-term investments in U.S. Treasury Bills	$-	$-	$-	$-

	December 31, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Short-term investments in U.S. Treasury Bills:
U.S. Treasury Bills	$64,988	$6	$-	$64,994
Total short-term investments in U.S. Treasury Bills	$64,988	$6	$-	$64,994

The maturity dates of all of the Company’s debt securities are less than one year.

Securities sold, not yet purchased at December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021		December 31, 2020
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Investments in equity securities:
Common stocks	$-	$-	$728	$799
Total securities sold, not yet purchased	$-	$-	$728	$799

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

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2021 and 2020 (in thousands):

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2021

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2021
Cash equivalents	$141,394	$-	$-	$141,394
Investments in securities:
Common stocks	16,210	-	-	16,210
Actively managed semi-transparent ETFs	9,599	-	-	9,599
Open-end Funds	5,995	-	-	5,995
Closed-end Funds	534	-	-	534
Other	6	-	-	6
Total investments in securities	32,344	-	-	32,344
Total assets at fair value	$173,738	$-	$-	$173,738

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2020

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2020
Cash equivalents	$32,661	$-	$-	$32,661
Investments in securities:
Common stocks	19,099	-	-	19,099
Open-end Funds	6,128	-	-	6,128
Closed-end Funds	618	-	-	618
Total investments in securities	25,845	-	-	25,845
Total assets at fair value	$58,506	$-	$-	$58,506
Liabilities
Securities sold, not yet purchased:
Trading - Common stocks	799	-	-	799
Total securities sold, not yet purchased	799	-	-	799

Financial assets disclosed but not carried at fair value

The following table presents the carrying value and fair value of the Company’s short-term investments in U.S. Treasury Bills as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value Level 1	Carrying Value (1)	Fair Value Level 1
U.S. Treasury Bills	$-	$-	$64,988	$64,994
Total	$-	$-	$64,988	$64,994

At December 31, 2021 and 2020, the 5.875% senior notes due June 1, 2021 (“Senior Notes”) and the Subordinated Notes were recorded at face value, net of amortized issuance costs, as follows (in thousands) on the consolidated statements of financial condition:

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value Level 2	Carrying Value	Fair Value Level 2
5.875% Senior notes	$-	$-	$24,215	$24,554
Subordinated Notes	50,990	50,990	-	-
Total	$50,990	$50,990	$24,215	$24,554

The carrying value of other financial assets and liabilities approximates their fair value based on the short-term nature of these items.

5. Income Taxes

The provision for income taxes for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	2021	2020
Federal:
Current	$25,170	$16,338
Deferred	1,441	5,763
State and local:
Current	4,034	749
Deferred	197	2,141
Total	$30,842	$24,991

A reconciliation of the Federal statutory income tax rate to the effective tax rate is set forth below:

	2021	2020
Statutory Federal income tax rate	21.0%	21.0%
State income tax, net of Federal benefit	3.3	2.7
Section 162(m) limitation	6.2	6.2
Other	(0.9)	-
Effective income tax rate	29.6%	29.9%

Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	2021	2020
Deferred tax assets:
Investments in securities	$5,562	$5,655
Stock compensation expense	887	2,030
Deferred compensation	-	400
Capital lease obligation	659	661
Total deferred tax assets	7,108	8,746
Deferred tax liabilities:
Intangible asset amortization	(382)	(353)
Contingent deferred sales commissions	(108)	(85)
Other	(215)	(267)
Total deferred tax liabilities	(705)	(705)
Net deferred tax assets	$6,403	$8,041

As of December 31, 2021 and 2020, the total amount of gross liability for unrecognized tax benefits related to uncertain tax positions was approximately $16.0 million and $15.3 million, respectively, of which recognition of $12.6 million and $12.1 million, respectively, would impact the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits related to uncertain tax positions is as follows (in millions):

Balance at December 31, 2019	$16.3
Additions based on tax positions related to the current year	0.5
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(1.5)
Balance at December 31, 2020	15.3
Additions based on tax positions related to the current year	2.0
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(1.3)
Balance at December 31, 2021	$16.0

As of December 31, 2021 and 2020, the net liability for unrecognized tax benefits related to uncertain tax positions was $20.2 million and $19.2 million, respectively, and is included in accrued expenses and other liabilities on the consolidated statements of financial condition. These amounts include penalties and interest related to tax uncertainties in income taxes of approximately $9.5 million and $8.9 million at December 31, 2021 and 2020, respectively. The Company records penalties and interest related to tax uncertainties in income taxes. The Company recorded an income tax expense related to an increase in its liability for interest and penalties of $0.4 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively.

The Company is currently being audited by New York State for years 2007 through 2017 but does not expect that any potential assessments will be material to its results of operations. The Company is subject to future audits by New York State for all years after 2017. The Company’s remaining state income tax returns are subject to future audit for varying years after 2016. The Company’s Federal tax returns are subject to future audit for all years after 2017.

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

	Years Ending December 31,
	2021	2020
Basic:
Net income	$73,199	$58,693
Weighted average shares outstanding	26,267	26,571
Basic net income per share	$2.79	$2.21

Diluted:
Net income	$73,199	$58,693

Weighted average share outstanding	26,267	26,571
Restricted stock awards	542	109
Total	26,809	26,680

Diluted net income per share	$2.73	$2.20

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

Subordinated Notes

On June 14, 2021, the Company entered into an indenture with Computershare Trust Company, N.A., as trustee, relating to GAMCO’s issuance of up to approximately $54.0 million of 2-year Subordinated Notes. The Subordinated Notes were issued to shareholders as a special dividend of $2.00 per share on Class A Stock and Class B common stock (“Class B Stock”). The Company issued approximately $52.2 million of Subordinated Notes in connection with the special dividend, paid out $0.4 million of cash in lieu of fractional Subordinated Notes, and reserved approximately $1.9 million of Subordinated Notes to be issued upon vesting of RSAs. The Subordinated Notes bear interest at a rate of 4% per annum for the one-year period ending June 15, 2022 and 5% per annum for the one-year period ending June 15, 2023 and mature on June 15, 2023. The Subordinated Notes are transferable, callable at the option of GAMCO, in whole or in part, at any time or from time to time at a redemption price equal to 100% of the principal amount of the Subordinated Notes to be redeemed plus interest, and puttable, in whole or in part, at any time after September 15, 2021 at a redemption price equal to 100% of the principal amount of the Subordinated Notes to be redeemed upon notice of redemption of at least 60 days but not more than 90 days before the redemption date.

During the year ended December 31, 2021, the Company issued $0.5 million of new Subordinated Notes from the reserve of approximately $1.9 million for RSAs that vested. The Company redeemed $1.6 million of Subordinated Notes during the year ending December 31, 2021 relating to put notices received at least 60 days prior to the end of the quarter. As of December 31, 2021, the debt was recorded at its face value, net of issuance costs of $75 thousand, of $51.0 million of Subordinated Notes outstanding.

8. Equity

Shares outstanding were 26.7 million and 27.5 million on December 31, 2021 and 2020, respectively.

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

Stock Award and Incentive Plan

The Company maintains a stock award and incentive plan approved by the shareholders (the “Plan”), which is designed to provide incentives which will attract and retain individuals key to the success of GBL through direct or indirect ownership of GBL common stock. A maximum of 7.5 million shares of Class A Stock have been reserved for issuance under the Plan by the Compensation Committee of the Company’s Board of Directors. Benefits under the Plan may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, and other stock or cash based awards. Under the Plan, the Compensation Committee may grant RSAs, each of which entitles the grantee to one share of Class A Stock subject to restrictions, and either incentive or nonqualified stock options, with a term not to exceed ten years from the grant date and at an exercise price that the Compensation Committee may determine, which were recommended by the Company’s Chairman who does not receive any awards.

On March 5, 2020, 392,700 RSAs were issued at a grant price of $14.31 per RSA. On December 28, 2020, 69,500 RSAs were issued at a grant price of $18.18 per RSA. On June 15, 2021, 396,800 phantom RSAs were issued at a grant price of $25.02 per phantom RSA and have similar vesting terms to the RSAs, except that the phantom RSAs will be settled in cash based on the fair value of the shares on the vesting date. Thus, the phantom RSAs were determined to be liability awards and are adjusted for changes in the Company’s stock price at each reporting date, with mark to market adjustments recognized in the results of operations.

As of December 31, 2021 and 2020, there were 411,200 and 1,079,650, respectively, RSAs outstanding with weighted average grant prices per RSA of $14.93 and $19.45, respectively, and 10,000 stock options outstanding with an exercise price of $25.55. As of December 31, 2021, there were 380,300 phantom RSAs outstanding with weighted average grant prices per phantom RSA of $25.02 and a liability balance of $1.2 million included within compensation payable.

On November 15, 2021, the Compensation Committee of GBL accelerated the vesting relating to 483,515 of GBL RSAs outstanding effective December 15, 2021. As a result, GBL recorded an incremental $3.8 million of stock-based compensation expense for 2021 that would have been recognized in future years. For the years ended December 31, 2021 and 2020, the Company recorded approximately $7.5 million and $4.2 million, respectively, in stock-based non-cash RSA compensation expense, including such incremental expense from the accelerated vesting, which resulted in the recognition of tax benefits of approximately $1.9 million and $1.0 million, respectively. For the year ended December 31, 2021, the Company recorded approximately $1.2 million in stock-based phantom RSA compensation expense, which resulted in the recognition of tax benefits of approximately $0.3 million.

The total compensation costs related to non-vested RSA and phantom RSA awards to teammates, excluding the CEO who received none, not yet recognized was approximately $3.6 million and $7.4 million, respectively, as of December 31, 2021.

On January 2, 2020, the Deferred Cash Compensation Agreement (“DCCA”) with the CEO covering compensation from 2016 vested in accordance with the terms of the agreement and a cash payment in the amount of $43.7 million was made to the CEO. This payment was reduced by $32.3 million resulting from the DCCA being indexed to the GBL stock price and utilizing the lesser of the VWAP on the vesting date ($18.8812) versus the VWAP over 2016 ($32.8187). Notwithstanding its ability to settle the award in stock, given the Company’s intent to pay, and eventual settlement in, cash, the award was accounted for as a liability award and not as an equity award. The liability was remeasured at fair value on each reporting period until the vesting date. This mark to market adjustment resulted in a reduction of the RSU expense of $1.4 million for 2020.

Stock Repurchase Program

In March 1999, the Board of Directors established a stock repurchase program (the “Stock Repurchase Program”) to grant management the authority to repurchase shares of Class A Stock. On March 18, 2020, the Board of Directors authorized an increase to purchase $30 million of its outstanding Class A Stock, which resulted in a modification in the form of the authorization from previously being stated in shares to being stated in dollars. On August 4, 2020, the Board of Directors authorized a share repurchase of 3,000,000 shares of its outstanding Class A Stock, which replaced any outstanding share repurchase authorizations. Purchases may be made from time to time, at management’s discretion, in the open market or in private transactions, including the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies.

For the years ended December 31, 2021 and 2020, the Company repurchased 700,722 and 296,296 shares, respectively, at an average price per share of $23.54 and $13.16, respectively. At December 31, 2021, the total shares available under the Stock Repurchase Program to be repurchased in the future were 2,173,937. The Stock Repurchase Program has no expiry.

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

Dividends

During 2021 and 2020, the Company declared cash dividends of $0.10 per share and $0.98 per share, respectively, to class A and class B shareholders totaling $2.7 million and $26.8 million, respectively. During 2021, the Company declared a special dividend of $2.00 per share to shareholders of Class A Stock and Class B Stock payable in Subordinated Notes that totaled $54.5 million, of which $0.4 million was paid in cash in lieu of fractional Subordinated Notes.

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

9. Goodwill and Identifiable Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less the liabilities assumed. At December 31, 2021 and 2020, there was goodwill of $0.2 million maintained on the consolidated statements of financial condition related to G.distributors.

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.3 million at December 31, 2021 and 2020. This investment advisory agreement is next up for renewal in February 2023. As a result of becoming the advisor to the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.6 million at December 31, 2021 and 2020. The investment advisory agreements for the Bancroft Fund Ltd. and the Ellsworth Growth and Income Fund Ltd. are next up for renewal in August 2022. Each of these investment advisory agreements are subject to annual renewal by the respective fund’s board of directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.

The Company assesses the recoverability of goodwill and intangible assets at least annually, or more often should events warrant. In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread globally. On March 11, 2020, COVID-19 was identified as a global pandemic by the World Health Organization. In response to its spread, governmental authorities have imposed restrictions on travel and congregation and the temporary closure of many non-essential businesses in affected jurisdictions, including, beginning in March 2020, in the U.S. The pandemic and resulting economic dislocations have had adverse consequences for the portfolios of the Funds, including the Enterprise Fund, Bancroft Fund, and Ellsworth Fund. For the year ended December 31, 2020, as a result of the dislocations in the financial markets resulting from COVID-19, impairment analyses were performed which resulted in $589 thousand impairment charges to the identifiable intangible asset related to the Enterprise Fund included within other operating expenses on the consolidated statements of income. There was no impairment charge recorded to the identifiable intangible asset related to the Enterprise Fund for the year ended December 31, 2021. There was no impairment charge recorded to the identifiable intangible asset related to the Bancroft Fund or Ellsworth Fund.

At November 30, 2021 and 2020, management conducted its annual assessments of the recoverability of the intangible assets and determined that there was no impairment of it on the consolidated financial statements.

10. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings in the normal course of business. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial condition, operations, or cash flows at December 31, 2021.

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

This lease has been accounted for as a finance lease under FASB ASC Topic 842 (and prior to 2019, as a capital lease under FASB ASC Topic 840, Leases) as it transfers substantially all the benefits and risks of ownership to the Company. The Company has recorded the leased property as an asset and a lease obligation for the present value of the obligation of the leased property. The leased property is amortized on a straight-line basis from the date of the most recent extension to the end of the lease. The lease obligation is amortized over the same term using the interest method of accounting. Finance lease improvements are amortized from the date of expenditure through the end of the lease term or the useful life, whichever is shorter, on a straight-line basis. The lease provides that all operating expenses relating to the property (such as property taxes, utilities, and maintenance) are to be paid by the lessee, GAMCO. These are recognized as expenses in the periods in which they are incurred. Accumulated amortization on the leased property at December 31, 2021 and 2020 was approximately $5.7 million and $5.5 million, respectively.

The Company also rents office space under operating leases which expire at various dates through December 31, 2030.

The following table summarizes the Company’s leases for the years presented (in thousands, except lease term and discount rate):

	Years Ended December 31,
	2021	2020
Finance lease cost - interest expense	$1,034	$1,062
Finance lease cost - amortization of right-of-use asset	267	267
Operating lease cost	664	387
Sublease income	(150)	(184)
Total lease cost	$1,815	$1,532

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance lease	$-	$-
Operating cash flows from operating leases	501	328
Financing cash flows from finance lease	264	218
Total cash paid for amounts included in the measurement of lease liabilities	$765	$546
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,356	324
Weighted average remaining lease term—finance lease (years)	7.0	8.0
Weighted average remaining lease term—operating leases (years)	3.3	2.2
Weighted average discount rate—finance lease	19.1%	19.1%
Weighted average discount rate—operating leases	5.0%	5.0%

The finance lease right-of-use asset, net of amortization, at December 31, 2021 and 2020 was $1.5 million and $1.7 million, respectively, and the operating right-of-use assets, net of amortization, were $2.6 million and $0.8 million, respectively, and these right-of-use assets were included within finance lease in the consolidated statements of financial condition.

The following table summarizes the maturities of lease liabilities at December 31, 2021 (in thousands):

Year ending December 31,	Finance Leases	Operating Leases	Total Leases
2022	$1,359	$730	$2,089
2023	1,080	557	1,637
2024	1,080	433	1,513
2025	1,080	372	1,452
2026	1,080	372	1,452
Thereafter	2,160	1,313	3,473
Total lease payments	$7,839	$3,777	$11,616
Less imputed interest	(3,708)	(2,780)	(6,488)
Total lease liabilities	$4,131	$997	$5,128

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

11. Shareholder-Designated Charitable Contributions

During 2013, the Company established a shareholder-designated charitable contribution program. Under the program, each shareholder is eligible to designate a charity to which the Company would make a donation based upon the actual number of shares registered in the shareholder’s name. Shares held in nominee or street name are not eligible to participate. During 2021 and 2020, the Company recorded charges of $11.3 million and $5.4 million, respectively, which were included in shareholder-designated charitable contributions on the consolidated statements of income.

12. Related Party Transactions

The following is a summary of certain related party transactions.

GGCP Holdings, LLC, a subsidiary of GGCP, which is majority-owned by Mr. Gabelli, owns a majority of the outstanding shares of the Company’s Class B Stock. As of both December 31, 2021 and 2020, such ownership represented approximately 93% of the combined voting power of the outstanding common stock and approximately 69% of the equity interest. As of December 31, 2021 and 2020, AC and its subsidiaries own approximately 2.4 million and 2.8 million shares, respectively, of the Company’s Class A Stock representing approximately 1% and 1%, respectively, of the combined voting power and approximately 9% and 10%, respectively, of the equity interest. AC is majority-owned by GGCP Holdings, LLC. Accordingly, Mr. Gabelli is deemed to control GBL.

Leases

The Company leases an approximately 60,000 square foot building located at One Corporate Center, Rye, New York as one of its principal offices (the “Building”) from an entity controlled by members of the Chairman’s family. See Leases within Note 10 for further details.

The Company sub-leases approximately 3,300 square feet in the Building to LICT Corporation, a company for which Mr. Gabelli serves as Chairman and CEO, which pays rent at the base rate of $28 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses. The total amounts received in each of 2021 and 2020 for rent and other expenses under this lease were $0.1 million, which were recorded in other operating expenses as a credit on the consolidated statements of income. Concurrent with the extension of the lease on the Building during 2008, the Company and LICT Corporation further agreed to extend the term of the sub-lease until December 2023 on the same terms and conditions. The Company also sub-leases approximately 1,600 square feet in the Building to Teton, a company which is majority owned by GGCP Holdings LLC. Teton pays rent at the base rate of $37.75 per square foot plus $3 per square foot for electricity, subject to adjustment for increases in taxes and other operating expenses. The total amount received in each of 2021 and 2020 for rent and other expenses under this lease were $0.1 million, which were recorded in other operating expenses as a credit on the consolidated statements of income. For January 1, 2019 through August 4, 2020, the Company sub-leased approximately 13,800 square feet in the Building to AC. For August 5, 2020 through December 31, 2021, the Company sub-leased approximately 5,200 square feet in the Building to AC. AC pays rent at the base rate of $22.32 per square foot plus $3 per square foot for electricity. The total amount received in each of 2021 and 2020 for rent and other expenses under this lease was $0.1 million, which was recorded in distribution fees and other income on the consolidated statements of income. For August 5, 2020 through December 31, 2021, the Company sub-leased approximately 2,800 square feet in the Building to Morgan Group Holding Co., a former subsidiary of GGCP. The total amount received in 2021 and 2020 for rent and other expenses under this lease was $0.1 million and $0.04 million, respectively, which was recorded in distribution fees and other income on the consolidated statements of income.

Effective September 1, 2019, the Company leases office space located at 191 Mason Street, Greenwich, Connecticut from AC for its other principal office. During 2021 and 2020, the Company paid AC $0.1 million in rent for each year.

Effective January 1, 2021, the Company leases office space located at 3 St. James’s Place, London from AC.  During 2021, the Company paid AC £0.2 million in rent.

Investment Advisory Services

GAMCO has entered into agreements to provide advisory and administrative services to MJG Associates, Inc., which is wholly-owned by Mr. Gabelli, with respect to the private investment funds managed by them. Pursuant to such agreements, MJG Associates, Inc. paid GAMCO $0.01 million (excluding reimbursement of expenses) for each of the years 2021 and 2020.

The Company serves as the investment advisor for the Funds and earns advisory fees based on predetermined percentages of the average net assets of the Funds, discussed within Note 2, Revenue Recognition. In addition, G.distributors has entered into distribution agreements with each of the Funds. It also distributes funds managed by Teton and its affiliates. As principal distributor, G.distributors incurs certain promotional and distribution costs related to the sale of Fund shares, for which it receives a distribution fee from the Funds or reimbursement from the investment advisor. For 2021 and 2020, the Company received $23.7 million and $23.1 million, respectively, in distributions fees. Advisory and distribution fees receivable from the Funds were approximately $26.9 million and $24.4 million at December 31, 2021 and 2020, respectively.

Pursuant to an agreement between Gabelli & Company Investment Advisers, Inc. (“GCI”) (formerly called Gabelli Securities, Inc.) and Gabelli Funds, Gabelli Funds pays to GCI 90% of the net revenues received by Gabelli Funds related to being the advisor to the SICAV. Net revenues are defined as gross advisory fees less expenses related to payouts and expenses of the SICAV paid by Gabelli Funds. The amounts paid by Gabelli Funds to GCI for 2021 and 2020 were $8.9 million and $7.2 million, respectively, and were included in other operating expenses on the consolidated statements of income.

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

During 2021, Mr. Gabelli elected to waive $20.8 million in compensation that he would otherwise have been entitled to under his 2008 Employment Agreement relating to the period of July 1, 2021 to November 30, 2021. During 2020, Mr. Gabelli elected to waive $14.7 million in compensation that he would otherwise have been entitled to under his 2008 Employment Agreement relating to the period of July 1, 2020 to November 10, 2020.

Other

For 2021 and 2020, the Company incurred variable costs (but not the fixed costs) of $0 and $0.1 million for actual usage relating to the use of aircraft in which GGCP owns the fractional interests.

GBL and Teton entered into a transitional administrative and management service agreement in connection with the spin-off of Teton from GBL that formalized certain arrangements. Effective January 1, 2011, Teton and GBL renegotiated the terms of the sub-administration agreement from a flat 0.20% on the average net assets of the mutual funds managed by Teton to 0.20% on the first $370 million in average net assets, 0.12% on the next $630 million in average net assets, and 0.10% on average net assets in excess of $1 billion, as compensation for providing mutual fund administration services. Additionally, Teton paid to GBL an administrative services fee of $4,167 per month. During 2021 and 2020, there was $1.5 million and $1.5 million, respectively, included in distribution fees and other income on the consolidated statements of income.

GBL and Keeley Funds, Inc. (“Keeley”) entered into a fund administration servicing agreement on October 1, 2018 to provide fund services to Keeley. Under the agreement, Keeley pays to GBL $24 thousand annually for legal administration, a variable 0.025% on the first $1.5 billion of average net assets of the mutual funds managed by Keeley, 0.015% on the next $6.5 billion managed by Keeley, 0.0125% on the balance of the funds managed by Keeley, as well as 0.0025% on the funds managed by Keeley for daily compliance testing. During 2021 and 2020, there was $0.2 million and $0.1 million, respectively, included in distribution fees and other income on the consolidated statements of income.

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

13. Regulatory Requirements

The Company’s broker-dealer subsidiary, G.distributors, is subject to certain net capital requirements. G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended. The requirement was $250,000 for the broker-dealer at December 31, 2021 and 2020. At December 31, 2021 and 2020, G.distributors had net capital, as defined in the Rule, of approximately $1.9 million and $1.4 million, respectively, exceeding the regulatory requirement by approximately $1.6 million and $1.1 million, respectively.

The Company’s  subsidiary,  GAMCO Asset  Management (UK)  Limited is authorized and regulated by the Financial  Conduct Authority (“FCA”). In February 2011, GAMCO Asset Management (UK) Limited increased its permitted license with the FCA’s predecessor, the Financial Services Authority. At December 31, 2021 and 2020, GAMCO Asset Management (UK) Limited held total capital of £746 thousand and £708 thousand ($1.0 million and $961 thousand), respectively, and had a Financial Resources Requirement of £310 thousand and £195 thousand ($419 thousand and $265 thousand), respectively. These minimum requirements have consistently been met or exceeded.

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

15. Profit Sharing Plan and Incentive Savings Plan

The Company has a qualified contributory employee profit sharing plan and incentive savings plan covering substantially all teammates. Company contributions to the plans are determined annually by the Board of Directors, but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code. For the years ended December 31, 2021 and 2020, the Company accrued contributions of approximately $20 thousand, and $97 thousand to the plans, respectively.

16. Subsequent Events

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

On February 3, 2022, the Board of Directors declared a regular quarterly dividend of $0.04 per share to all of its shareholders, payable on March 29, 2022 to shareholders of record on March 15, 2022.

On February 15, 2022, Mr. Gabelli elected to waive the compensation that he would otherwise have been entitled to under his 2008 Employment Agreement relating to the period of March 1, 2022 to May 31, 2022.

From January 1, 2022 to March 9, 2022, the Company repurchased 125,316 shares at $22.47 per share. As a result, there are 2,048,621 shares available to be repurchased under the Company’s existing buyback plan at March 9, 2022.

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

(b) Management’s Report on Internal Control Over Financial Reporting

GBL’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Management, with the participation of the principal executive officer and under the supervision of the principal financial officers, of the Company conducted an evaluation of the effectiveness of GBL's internal control over financial reporting as of December 31, 2021, as required by Rule 13a-15(c) of the Exchange Act. There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal control over financial reporting controls can only provide reasonable assurance of achieving their control objectives. In making its assessment of the effectiveness of its internal control over financial reporting, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013.

Based on its evaluation, management concluded that, as of December 31, 2021, the Company maintained effective internal control over financial reporting. The independent registered public accounting firm that audited the consolidated financial statements has issued an attestation report on the Company's internal control over financial reporting. The report on the audit of internal control over financial reporting is included in Item 8 in this Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:          OTHER INFORMATION

None.

ITEM 9C:          DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Directors and Executive Officers of GBL and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from our definitive proxy statement for our 2022 Annual Meeting of Shareholders (the “Proxy Statement”).

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

In addition to the certifications attached as Exhibits to this Form 10-K, following its 2021 Annual Meeting, GBL also submitted to the New York Stock Exchange (“NYSE”) a certification by our Chief Executive Officer that he is not aware of any violations by GBL of the NYSE corporate governance listing standards as of the date of the certification.

ITEM 11:          EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2022 annual meeting of stockholders.

ITEM 12:          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2022 annual meeting of stockholders.

ITEM 13:          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2022 annual meeting of stockholders.

ITEM 14:          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2022 annual meeting of stockholders.

PART IV

ITEM 15:          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)  List of documents filed as part of this report:

(1) Consolidated financial statements and the reports of the independent registered public accounting firm (PCAOB ID: 34) are included herein:
See index on page 40.

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
3.2
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of GAMCO Investors, Inc. (Incorporated by reference to Exhibit B of the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 29, 2020).

3.3
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on July 2, 2021).

3.4	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K dated November 20, 2013 filed with SEC on November 22, 2013).
3.5
Amendment No. 1 to Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K dated September 23, 2014 filed with the SEC on September 26, 2014).

3.6
Amendment No. 2 to Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 8-K dated February 20, 2020 filed with the SEC on February 21, 2020).

4.1	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K dated November 20, 2013 filed with the SEC on November 22, 2013).
4.2
Indenture, dated as of June 14, 2021, by and between the Company and Computershare Trust Company, N.A. as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K dated June 14, 2021 filed with the SEC on June 15, 2021).

4.3
Form of 2-Year Puttable Subordinated Notes due 2023 (included in Exhibit 4.2). (Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K dated June 14, 2021 filed with the SEC on June 15, 2021).

4.4
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

* Compensatory agreements.

ITEM 16:          FORM 10-K SUMMARY

None.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Rye, State of New York, on March 9, 2022.

GAMCO INVESTORS, INC.

By: /s/ Kieran Caterina
Name: Kieran Caterina
Title: Principal Financial Officer

Date: March 9, 2022

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Maximilian Caldwell, Kieran Caterina, and Peter Goldstein and each of them, their true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for them in their name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mario J. Gabelli	Chairman of the Board,	March 9, 2022
Mario J. Gabelli	Chief Executive Officer
(Principal Executive Officer)
and Director

/s/ Kieran Caterina	Chief Accounting Officer	March 9, 2022
Kieran Caterina	(Principal Financial Officer)

/s/ Edwin L. Artzt	Director	March 9, 2022
Edwin L. Artzt

/s/ Raymond C. Avansino, Jr.	Director	March 9, 2022
Raymond C. Avansino, Jr.

/s/ Leslie B. Daniels	Director	March 9, 2022
Leslie B. Daniels

/s/ Douglas R. Jamieson	Director	March 9, 2022
Douglas R. Jamieson

/s/ Eugene R. McGrath	Director	March 9, 2022
Eugene R. McGrath

/s/ Robert S. Prather, Jr.	Director	March 9, 2022
Robert S. Prather, Jr.

/s/ Elisa M. Wilson	Director	March 9, 2022
Elisa M. Wilson