Form 10-Q
period 2022-03-31
GAMCO INVESTORS, INC. ET AL
filed 2022-05-06
CIK 1060349

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class		Outstanding at April 30, 2022
Class A Common Stock, $0.001 par value	(Including 406,200 restricted stock awards)	7,478,221
Class B Common Stock, $0.001 par value		19,024,117
In addition, there are 375,800 phantom restricted stock awards outstanding as of April 30, 2022.

GAMCO INVESTORS, INC. AND SUBSIDIARIES

* Items other than those listed above have been omitted because they are not applicable.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(in thousands, except per share data)

	March 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents (a)	$144,369	$142,027
Investments in equity securities, at fair value	37,982	32,344
Investment advisory fees receivable	21,211	30,977
Deferred tax asset and income tax receivable	7,456	6,707
Finance lease	3,831	4,055
Receivable from affiliates	3,554	3,440
Goodwill and identifiable intangible assets	3,176	3,176
Receivable from brokers	2,873	3,930
Other assets	5,730	5,016
Total assets	$230,182	$231,672
LIABILITIES AND STOCKHOLDERS' EQUITY
Compensation payable	$20,139	$21,049
Lease liability obligations	6,561	6,799
Income taxes payable	7,373	315
Payable to affiliates	413	5,198
Payable for investments purchased	-	14,990
Accrued expenses and other liabilities	37,346	38,451
Sub-total	71,832	86,802
Subordinated Notes (net of issuance costs of $62 and $75, respectively) (due June 15, 2023) (Note 7)	50,935	50,990
Total liabilities	122,767	137,792

Commitments and contingencies (Note 10)

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 16,543,976 and 16,547,476 shares issued, respectively; 7,559,627 and 7,704,022 shares outstanding, respectively	14	14
Class B Common Stock, $0.001 par value; 25,000,000 shares authorized; 24,000,000 shares issued; 19,024,117 outstanding	19	19
Additional paid-in capital	29,092	28,753
Retained earnings	426,710	410,333
Accumulated other comprehensive loss	(208)	(177)
Treasury stock, at cost (8,984,349 and 8,843,454 shares, respectively)	(348,212)	(345,062)
Total stockholders' equity	107,415	93,880
Total liabilities and stockholders' equity	$230,182	$231,672

(a)	Includes U.S. Treasury Bills with maturities of three months or less when purchased of $138 million and $123 million at March 31, 2022 and December 31, 2021, respectively.

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenues
Investment advisory and incentive fees	$63,762	$61,470
Distribution fees and other income	5,861	6,458
Total revenues	69,623	67,928
Expenses
Compensation	29,058	30,682
Management fee	1,312	2,517
Distribution costs	7,145	6,971
Other operating expenses	6,147	5,304
Total expenses	43,662	45,474

Operating income	25,961	22,454
Non-operating income / (loss)
Gain / (loss) from investments, net	(2,822)	680
Interest and dividend income	228	185
Interest expense	(816)	(662)
Total non-operating income / (loss)	(3,410)	203
Income before income taxes	22,551	22,657
Provision for income taxes	5,097	6,707
Net income	$17,454	$15,950

Earnings per share:
Basic	$0.67	$0.60
Diluted	$0.66	$0.59

Weighted average shares outstanding:
Basic	26,237	26,393
Diluted	26,493	26,887

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income	$17,454	$15,950
Other comprehensive income / (loss):
Foreign currency translation gain / (loss)	(31)	10
Total comprehensive income	$17,423	$15,960

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
UNAUDITED
(in thousands, except per share data)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2021	$33	$28,753	$410,333	$(177)	$(345,062)	$93,880
Net income	-	-	17,454	-	-	17,454
Foreign currency translation	-	-	-	(31)	-	(31)
Dividends declared ($0.04 per share)	-	-	(1,077)	-	-	(1,077)
Stock based compensation expense	-	339	-	-	-	339
Purchase of treasury stock	-	-	-	-	(3,150)	(3,150)
Balance at March 31, 2022	$33	$29,092	$426,710	$(208)	$(348,212)	$107,415

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2020	$33	$21,219	$394,386	$(165)	$(328,562)	$86,911
Net income	-	-	15,950	-	-	15,950
Foreign currency translation	-	-	-	10	-	10
Dividends declared ($0.02 per share)	-	-	(548)	-	-	(548)
Stock based compensation expense	-	1,166	-	-	-	1,166
Purchase of treasury stock	-	-	-	-	(1,814)	(1,814)
Balance at March 31, 2021	$33	$22,385	$409,788	$(155)	$(330,376)	$101,675

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$17,454	$15,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	308	334
Accretion of discounts and amortization of premiums	(42)	(19)
Stock based compensation expense	339	1,166
Deferred income taxes	(763)	(138)
Foreign currency translation income / (loss)	(31)	10
Unrealized (gains) / losses on securities	2,740	(2,244)
Net realized losses on securities	50	2,163
(Increase) decrease in assets:
Investments in securities	(373)	(1,579)
Investment advisory fees receivable	9,766	5,762
Income taxes receivable	14	307
Receivable from affiliates	(124)	1,059
Receivable from brokers	1,057	1,489
Other assets	(837)	(2,056)
Increase (decrease) in liabilities:
Compensation payable	(908)	7,759
Income taxes payable	7,060	7,472
Payable to affiliates	(4,784)	(3,456)
Payable for investments purchased	(14,990)	132
Accrued expenses and other liabilities	(1,244)	2,554
Total adjustments	(2,762)	20,715
Net cash provided by operating activities	14,692	36,665
Cash flows from investing activities:
Purchases of securities hled for investment	(8,014)	(4,882)
Proceeds from sales and maturities of securities	-	56,165
Net cash provided by/ (used in) investing activities	(8,014)	51,283
Cash flows from financing activities:
Dividends paid	(1,047)	(528)
Purchase of treasury stock	(3,150)	(1,814)
Repayment of principal portion of lease liability	(74)	(61)
Repurchase of 2-year puttable note due 6/15/23	(68)	-
Net cash used in financing activities	(4,339)	(2,403)
Effect of exchange rates on cash and cash equivalents	3	(2)
Net increase in cash and cash equivalents	2,342	85,543
Cash and cash equivalents, beginning of period	142,027	33,325
Cash and cash equivalents, end of period	$144,369	$118,868
Supplemental disclosures of cash flow information:
Cash paid for interest	$298	$300
Cash paid for taxes	$458	$30
Supplemental disclosure of non-cash activity:
For the three months ended March 31, 2022 and 2021, the Company accrued dividends on restricted stock awards of $30 and $20, respectively.

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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

These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2021.

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

The Company earns an incentive fee from a SICAV sub-fund, the GAMCO Merger Arbitrage SICAV. This fee is recognized at the end of the measurement period, which coincides with the calendar year. The fee would also be earned and the measurement period ended at any interim point in time that a client redeemed their respective shares. This fee is received in cash after the end of the measurement period, within 30 days.

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

Revenue Disaggregated

The following table presents the Company’s revenue disaggregated by investment vehicle (in thousands):

	Three Months Ended March 31,
	2022	2021
Investment advisory and incentive fees:
Open-end Funds	$23,352	$23,472
Closed-end Funds	19,075	18,082
Sub-advisory accounts	551	616
Institutional & Private Wealth Management	18,622	17,599
SICAVs	2,138	1,316
Performance-based	24	385
Total investment advisory and incentive fees	63,762	61,470
Distribution fees and other income	5,861	6,458
Total revenues	$69,623	$67,928

3.  Investment in Securities

Investments in equity securities at March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022		December 31, 2021
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Investments in equity securities:
Common stocks	$33,912	$15,261	$33,575	$16,210
Actively managed semi-transparent ETFs	17,000	16,539	9,000	9,599
Open-end funds	5,722	5,664	5,722	5,995
Closed-end funds	530	514	530	534
Other	6	4	6	6
Total investments in equity securities	$57,170	$37,982	$48,833	$32,344

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

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2022 and December 31, 2021 (in thousands):

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2022

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2022
Cash equivalents	$143,983	$-	$-	$143,983
Investments in securities:
Common stocks	15,261	-	-	15,261
Actively managed semi-transparent ETFs	16,539	-	-	16,539
Open-end funds	5,664	-	-	5,664
Closed-end funds	514	-	-	514
Other	4	-	-	4
Total investments in securities	37,982	-	-	37,982
Total assets at fair value	$181,965	$-	$-	$181,965

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2021
Cash equivalents	$141,394	$-	$-	$141,394
Investments in securities:
Common stocks	16,210	-	-	16,210
Actively managed semi-transparent ETFs	9,599	-	-	9,599
Open-end funds	5,995	-	-	5,995
Closed-end funds	534	-	-	534
Other	6	-	-	6
Total investments in securities	32,344	-	-	32,344
Total assets at fair value	$173,738	$-	$-	$173,738

Cash equivalents are comprised primarily of U.S. Treasury Bills and our money market fund which invests in U.S. Treasury Bills.

Financial assets not carried at fair value

At March 31, 2022 and December 31, 2021, the 2-year subordinated notes (“Subordinated Notes”) were recorded at face value, net of amortized issuance costs, as follows (in thousands) on the Condensed Consolidated Statements of Financial Condition:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value Level 2	Carrying Value	Fair Value Level 2
Subordinated Notes	$50,935	$50,935	$50,990	$50,990
Total	$50,935	$50,935	$50,990	$50,990

The carrying value of other financial assets and liabilities approximates their fair value based on the short-term nature of these items.

5. Income Taxes

The effective tax rate (“ETR”) for the three months ended March 31, 2022 and 2021 was 22.6% and 29.6%, respectively. The decrease in the ETR for the first quarter of 2022 was due to less non-deductible compensation as compared to the first quarter of 2021.

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

	Three Months Ended March 31,
	2022	2021
Basic:
Net income	$17,454	$15,950
Weighted average shares outstanding	26,237	26,393
Basic net income per share	$0.67	$0.60

Diluted:
Net income	$17,454	$15,950

Weighted average shares outstanding	26,237	26,393
Restricted stock awards	256	494
Total	26,493	26,887

Diluted net income per share	$0.66	$0.59

7. Debt

Subordinated Notes

On June 14, 2021, the Company entered into an indenture with Computershare Trust Company, N.A., as trustee, relating to GAMCO’s issuance of up to approximately $54.0 million of Subordinated Notes. The Subordinated Notes were issued to shareholders as a special dividend of $2.00 per share on GAMCO’s class A common stock (“Class A Stock”) and class B common stock (“Class B Stock”). The Company issued approximately $52.2 million of Subordinated Notes in connection with the special dividend, paid out $0.4 million of cash in lieu of fractional Subordinated Notes, and reserved approximately $1.9 million of Subordinated Notes to be issued upon vesting of restricted stock awards (“RSAs”).  The Subordinated Notes bear interest at a rate of 4% per annum for the one-year period ending June 15, 2022 and 5% per annum for the one-year period ending June 15, 2023 and mature on June 15, 2023. The Subordinated Notes are transferable, callable at the option of GAMCO, in whole or in part, at any time or from time to time at a redemption price equal to 100% of the principal amount of the Subordinated Notes to be redeemed plus interest, and puttable, in whole or in part, at any time after September 15, 2021 at a redemption price equal to 100% of the principal amount of the Subordinated Notes to be redeemed upon notice of redemption of at least 60 days but not more than 90 days before the redemption date.

During the three months ended March 31, 2022, the Company redeemed $68 thousand of Subordinated Notes during the first quarter of 2022 relating to put notices received at least 60 days prior to the end of the quarter. As of March 31, 2022, there are $50.9 million of Subordinated Notes outstanding.

On March 28, 2022, the Company commenced a tender offer (the “Offer”) to purchase for cash up to $10 million aggregate principal amount of the Subordinated Notes at a price equal to $1,014 per $1,000 principal amount of validly tendered and not properly withdrawn Subordinated Notes. The Offer will expire at 12:00 Midnight, Eastern Time, on Monday, April 25, unless extended.

8. Stockholders’ Equity

Shares outstanding were 26.6 million and 26.7 million on March 31, 2022 and December 31, 2021, respectively.

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

As of March 31, 2022 and December 31, 2021, there were 407,700 and 411,200, respectively, RSAs outstanding with weighted average grant prices per RSA of $14.81 and $14.93, respectively, and 10,000 stock options outstanding with an exercise price of $25.55. As of March 31, 2022 and December 31, 2021, there were 377,300 and 380,300, respectively, phantom RSAs outstanding with weighted average grant prices per phantom RSA of $25.02 and $25.02, respectively.

For the three months ended March 31, 2022 and 2021, the Company recognized stock-based non-cash RSA compensation expense of $0.3 million and $1.2 million, respectively. For the three months ended March 31, 2022, the Company recognized stock-based phantom RSA compensation expense of $0.3 million. As of March 31, 2022 and December 31, 2021, the accrued phantom RSA compensation payable was $1.5 million and $1.2 million, respectively,and was included within compensation payable in the Condensed Consolidated Statements of Financial Condition.

The total compensation costs related to non-vested RSA and phantom RSA awards to teammates, excluding the CEO who received none, not yet recognized was approximately $3.2 million and $6.1 million, respectively, as of March 31, 2022.

Stock Repurchase Program

In March 1999, the Board of Directors established a stock repurchase program (the “Stock Repurchase Program”) to grant management the authority to repurchase shares of Class A Stock.

For the three months ended March 31, 2022 and 2021, the Company repurchased 140,895 and 97,078 shares, respectively, at an average price per share of $22.34 and $18.68, respectively. At March 31, 2022, the total shares available under the Stock Repurchase Program to be repurchased in the future were 2,033,042. The Stock Repurchase Program is not subject to an expiration date.

Dividends

During the three months ended March 31, 2022 and 2021, the Company declared cash dividends of $0.04 and $0.02, respectively, per share to shareholders of Class A Stock and Class B Stock.

Shelf Registration

In July 2021, the SEC declared effective the Company’s “shelf” registration statement on Form S-3 giving the Company the flexibility to sell any combination of senior and subordinated debt securities, convertible debt securities, and equity securities (including common and preferred stock) and other securities up to a total amount of $500 million. The shelf expires in July 2024.

9. Goodwill and Identifiable Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less the liabilities assumed. At March 31, 2022 and December 31, 2021, there was goodwill of $0.2 million maintained on the Condensed Consolidated Statements of Financial Condition related to G.distributors.

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund (the “Enterprise Fund”) and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.3 million at March 31, 2022 and December 31, 2021. The investment advisory agreement for the Enterprise Fund is next up for renewal in February 2023. As a result of becoming the advisor to the Bancroft Fund Ltd. (the “Bancroft Fund”) and the Ellsworth Growth and Income Fund Ltd. (the “Ellsworth Fund”) and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.6 million at March 31, 2022 and December 31, 2021. The investment advisory agreements for the Bancroft Fund and the Ellsworth Fund are next up for renewal in August 2022. Each of these investment advisory agreements are subject to annual renewal by the respective fund’s board of directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.

The Company assesses the recoverability of goodwill and intangible assets at least annually, or more often should events warrant. There were no indicators of impairment for the three months ended March 31, 2022 and March 31, 2021 and, as such, there was no impairment analysis performed or charge recorded for such period.

10. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings in the normal course of business. These actions may seek substantial or indeterminate compensatory, as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations, which could result in adverse judgments, settlements, fines, injunctions, or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and, if material, makes the necessary disclosures. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of loss or range of loss can be reasonably estimated. Except as disclosed in Note 13, Subsequent Events, there are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial condition, operations, or cash flows at March 31, 2022.
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

This lease has been accounted for as a finance lease under FASB ASC Topic 842 (and prior to 2019, as a capital lease under FASB ASC Topic 840, Leases) as it transfers substantially all the benefits and risks of ownership to the Company. The Company has recorded the leased property as an asset and a lease obligation for the present value of the obligation of the leased property. The leased property is amortized on a straight-line basis from the date of the most recent extension to the end of the lease. The lease obligation is amortized over the same term using the interest method of accounting. Finance lease improvements are amortized from the date of expenditure through the end of the lease term or the useful life, whichever is shorter, on a straight-line basis. The lease provides that all operating expenses relating to the property (such as property taxes, utilities, and maintenance) are to be paid by the lessee, GAMCO. These are recognized as expenses in the periods in which they are incurred. Accumulated amortization on the leased property at March 31, 2022 and December 31, 2021 was approximately $5.8 million and $5.7 million, respectively.

The Company also rents office space under operating leases, which expire at various dates through December 31, 2030.

The following table summarizes the Company’s leases for the periods presented (in thousands, except lease term and discount rate):

	Three Months Ended
	March 31,
	2022	2021
Finance lease cost - interest expense	$267	$263
Finance lease cost - amortization of right-of-use asset	67	67
Operating lease cost	147	183
Sublease income	(32)	(15)
Total lease cost	$449	$498

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance lease	$-	$-
Operating cash flows from operating leases	152	113
Financing cash flows from finance lease	74	61
Total cash paid for amounts included in the measurement of lease liabilities	$226	$174
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-
Weighted average remaining lease term—finance lease (years)	6.8	7.8
Weighted average remaining lease term—operating leases (years)	3.2	3.2
Weighted average discount rate—finance lease	19.1%	19.1%
Weighted average discount rate—operating leases	5.0%	5.0%

The finance lease right-of-use asset, net of amortization, at March 31, 2022 and December 31, 2021 was $1.4 million and $1.5 million, respectively, and the operating right-of-use assets, net of amortization, were $2.4 million and $2.6 million, respectively, and these right-of-use assets were included within other assets in the Condensed Consolidated Statements of Financial Condition.

The following table summarizes the maturities of lease liabilities at March 31, 2022 (in thousands):

Year ending December 31,	Finance Leases	Operating Leases	Total Leases
2022 (excluding the three months ended March 31, 2022)	$1,019	$610	$1,629
2023	1,080	571	1,651
2024	1,080	424	1,504
2025	1,080	363	1,443
2026	1,080	363	1,443
Thereafter	2,160	1,278	3,438
Total lease payments	$7,499	$3,609	$11,108
Less imputed interest	(3,442)	(952)	(4,394)
Total lease liabilities	$4,057	$2,657	$6,714

The finance lease contains an escalation clause tied to the change in the New York Metropolitan Area Consumer Price Index, which may cause the future minimum payments to exceed the amounts shown above. Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $1.1 million due over the next eight years, which are due from affiliated entities.

11. Related Party Transactions

On February 15, 2022, the Chief Executive Officer (“CEO”) of the Company elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from March 1, 2022 to May 31, 2022. For the three months ended March 31, 2022, the waiver reduced compensation expense by $3.4 million and management fee expense by $0.7 million.

12. Regulatory Requirements

The Company’s broker-dealer subsidiary, G.distributors, is subject to certain net capital requirements. G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended. The requirement was $250,000 for the broker-dealer at March 31, 2022. At March 31, 2022, G.distributors had net capital, as defined, of approximately $2.1 million, exceeding the regulatory requirement by approximately $1.9 million. Net capital requirements for the Company’s affiliated broker-dealer may increase in accordance with the rules and regulations applicable to broker-dealers to the extent G.distributors engages in other business activities.

13. Subsequent Events

From April 1, 2022 to May 6, 2022, the Company repurchased 136,027 shares at $20.80 per share.

From April 1, 2022 to May 6, 2022, the Company redeemed $0.1 million of Subordinated Notes as a result of put notices received. In addition, as of the April 25, 2022 expiration of the Offer, $4.0 million of Subordinated Notes were validly tendered and not properly withdrawn. Since such aggregate principal amount of tendered Subordinated Notes was less than $10 million, all Subordinated Notes tendered were accepted and funded with cash on hand.

On May 2, 2022, the Company received correspondence from a regulatory agency outlining the agency’s findings and a request for a response to those findings. The Company has not accrued any amount related to this matter given the preliminary nature of the agency’s findings and analysis, and the uncertainty of the outcome. However, it is reasonably possible that upon conclusion of this matter the Company may incur a charge to the Company’s financial results. An estimate of a range of any potential charge cannot be made at this time.

On May 3, 2022, the Board of Directors declared its regular quarterly dividend of $0.04 per share to all of the Company’s shareholders, payable on June 28, 2022 to shareholders of record on June 14, 2022.

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

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Form 10-Q. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A of this Form 10-Q “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.

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

As of March 31, 2022, we had $33.4 billion of assets under management (“AUM”).

A novel strain of coronavirus and its variants (“COVID-19”) continue to disrupt global supply chains, adding broad inflationary pressures impacting companies worldwide. As a result of this pandemic, the Company allowed most of our employees (“teammates”) to work remotely. This policy continued through the end of June 2021. Effective July 2021, the Company changed its policy and asked teammates to return to our offices. As a result, the majority of our teammates are now back in our offices. There continues to be no material impact of remote work arrangements on our operations, including our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures, and there has been no material challenge in implementing our business continuity plan.

Giving Back to Society – (Y)our “S” in ESG

We are committed to allowing our shareholders to choose the recipients of our charitable contributions.  Each shareholder has the ability to designate the recipients of charitable contributions by our company in proportion to the number of shares of GAMCO that the registered shareholder owns.

The Board of Directors of GAMCO approved an $11.3 million shareholder designated charitable contribution (“SDCC”) for registered shareholders of record on December 21, 2021. Since the inception of GAMCO’s SDCC program in 2013, and counting this current amount, shareholders have designated charitable gifts of $48 million to approximately 350 charitable organizations. Since our initial public offering in February 1999, our firm’s combined charitable donations total approximately $74 million.

This charitable program is just one aspect of our firm’s commitment to ESG investing at both the firm level as well as within our portfolios – where we have been managing dedicated mandates since 1987.

Actively managed semi-transparent ETFs

To demonstrate our commitment to promoting a healthier environment we have waived the fees and absorbed the costs on the initial $100 million in assets in Love Our Planet & People (“LOPP”). LOPP, the first in a series of semi-transparent exchange traded funds (“ETFs”), invests in companies promoting sustainability in areas including renewable power generation and transmission, water purification and conservation, the reduction and elimination of long-lived wastes, and transportation electrification.

We launched our second ETF on February 16, 2021, the Gabelli Growth Innovators ETF, which trades on the NYSE under the symbol GGRW. This ETF provides an investment opportunity in businesses both enabling and benefitting from digital acceleration.

On January 3, 2022, our third ETF, the Gabelli Asset ETF, began trading on the NYSE under the symbol GAST. This ETF focuses on companies that use automation equipment, related technology, software, or processes, and firms that use those services to automate their productivity.

Assets Under Management

AUM was $33.4 billion as of March 31, 2022 and 2021. Equity AUM was $31.5 billion at March 31, 2022, a decrease of $0.2 billion, or 0.6%, from the March 31, 2021 equity AUM of $31.7 billion. The first quarter 2022 activity consisted of $1.1 billion of market depreciation, net cash outflows of $0.3 billion, and recurring distributions, net of reinvestments, from the mutual and closed-end funds (the “Funds”) of $0.1 billion. Average total AUM was $33.3 billion in the first quarter of 2022 versus $33.4 billion in the first quarter of 2021, a decrease of 0.3%.

We earn incentive fees for assets attributable to certain preferred issues for our closed-end Funds, our GDL Fund (GDL), the Gabelli Merger Plus+ Trust Plc (GMP), and the GAMCO Merger Arbitrage Fund. As of March 31, 2022, assets with incentive-based fees were $1.3 billion, 8.3% above the $1.2 billion on March 31, 2021. The majority of these assets have calendar year-end measurement periods; therefore, our incentive fees are primarily recognized in the fourth quarter when the uncertainty is removed at the end of the annual measurement period.

Roll-forward of AUM (in millions)

	Three Months Ended March 31,
	2022	2021
Equities:
Mutual Funds
Beginning of period assets	$10,249	$9,541
Inflows	326	285
Outflows	(396)	(541)
Net inflows (outflows)	(70)	(256)
Market appreciation (depreciation)	(351)	544
Fund distributions, net of reinvestment	(4)	(4)
Total increase (decrease)	(425)	284
End of period assets	$9,824	$9,825
Percentage of total assets under management	29.4%	29.4%
Average assets under management	$9,719	$9,750

Closed-end Funds
Beginning of period assets	$8,656	$7,773
Inflows	36	-
Outflows	(245)	(17)
Net inflows (outflows)	(209)	(17)
Market appreciation (depreciation)	(211)	464
Fund distributions, net of reinvestment	(139)	(120)
Total increase (decrease)	(559)	327
End of period assets	$8,097	$8,100
Percentage of total assets under management	24.3%	24.2%
Average assets under management	$8,173	$8,000

Institutional & PWM
Beginning of period assets	$13,497	$12,371
Inflows	127	127
Outflows	(387)	(830)
Net inflows (outflows)	(260)	(703)
Market appreciation (depreciation)	(563)	1,477
Total increase (decrease)	(823)	774
End of period assets (a)	$12,674	$13,145
Percentage of total assets under management	38.0%	39.3%
Average assets under management	$12,828	$12,734

SICAV
Beginning of period assets	$831	$474
Inflows	196	190
Outflows	(133)	(78)
Net inflows (outflows)	63	112
Market appreciation (depreciation)	(15)	(4)
Total increase (decrease)	48	108
End of period assets	$879	$582
Percentage of total assets under management	2.6%	1.7%
Average assets under management	$852	$525

(a)	Includes $185 million and $180 million of 100% U.S. Treasury Fund AUM at March 31, 2022 and 2021, respectively.

Roll-forward of AUM (in millions) (continued)

	Three Months Ended March 31,
	2022	2021
Total Equities
Beginning of period assets	$33,233	$30,159
Inflows	685	602
Outflows	(1,161)	(1,466)
Net inflows (outflows)	(476)	(864)
Market appreciation (depreciation)	(1,140)	2,481
Fund distributions, net of reinvestment	(143)	(124)
Total increase (decrease)	(1,759)	1,493
End of period assets	$31,474	$31,652
Percentage of total assets under management	94.3%	94.7%
Average assets under management	$31,572	$31,009

Fixed Income:
100% U.S. Treasury fund
Beginning of period assets	$1,717	$2,370
Inflows	967	664
Outflows	(812)	(1,309)
Net inflows (outflows)	155	(645)
Market appreciation (depreciation)	-	-
Total increase (decrease)	155	(645)
End of period assets	$1,872	$1,725
Percentage of total assets under management	5.6%	5.2%
Average assets under management	$1,682	$2,339

Institutional & PWM
Beginning of period assets	$32	$32
Inflows	-	-
Outflows	-	-
Net inflows (outflows)	-	-
Market appreciation (depreciation)	-	-
Total increase (decrease)	-	-
End of period assets	$32	$32
Percentage of total assets under management	0.1%	0.1%
Average assets under management	$32	$32

Total Fixed Income
Beginning of period assets	$1,749	$2,402
Inflows	967	664
Outflows	(812)	(1,309)
Net inflows (outflows)	155	(645)
Market appreciation (depreciation)	-	-
Total increase (decrease)	155	(645)
End of period assets	$1,904	$1,757
Percentage of total assets under management	5.7%	5.3%
Average assets under management	$1,714	$2,371

Total AUM
Beginning of period assets	$34,982	$32,561
Inflows	1,652	1,266
Outflows	(1,973)	(2,775)
Net inflows (outflows)	(321)	(1,509)
Market appreciation (depreciation)	(1,140)	2,481
Fund distributions, net of reinvestment	(143)	(124)
Total increase (decrease)	(1,604)	848
End of period assets	$33,378	$33,409
Average assets under management	$33,286	$33,380

Our AUM by style at March 31, 2022 (in millions) was comprised of the following:

	Funds	Institutional & PWM	SICAV	Total
Value	$10,338	$12,012	$16	$22,366
Utilities	2,662	-	-	2,662
Growth	1,251	356	-	1,607
Sector-focused	730	-	-	730
100% U.S. Treasury Fund	1,872	-	-	1,872
Gold and Natural Resources	1,337	73	-	1,410
Event-driven	1,082	194	855	2,131
Convertibles	520	72	8	600
Total	$19,792	$12,707	$879	$33,378

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

	Three Months Ended March 31,
	2022	2021
Revenues
Investment advisory and incentive fees	$63,762	$61,470
Distribution fees and other income	5,861	6,458
Total revenues	69,623	67,928
Expenses
Compensation	29,058	30,682
Management fee	1,312	2,517
Distribution costs	7,145	6,971
Other operating expenses	6,147	5,304
Total expenses	43,662	45,474
Operating income	25,961	22,454
Non-operating income / (loss)
Gain / (loss) from investments, net	(2,822)	680
Interest and dividend income	228	185
Interest expense	(816)	(662)
Total non-operating income / (loss)	(3,410)	203
Income before income taxes	22,551	22,657
Provision for income taxes	5,097	6,707
Net income	$17,454	$15,950

Earnings per share:
Basic	$0.67	$0.60
Diluted	$0.66	$0.59

Three Months Ended March 31, 2022 Compared To Three Months Ended March 31, 2021

Overview

Net income for the first quarter of 2022 was $17.5 million, or $0.66 per fully diluted share, versus $16.0 million, or $0.59 per fully diluted share, in the first quarter of 2021. The quarter-to-quarter comparison was primarily impacted by higher revenues and lower compensation costs, income taxes, and management fee expense, partially offset by a net loss from investments.

Revenues

Investment advisory and incentive fees for the first quarter of 2022 were $63.8 million, 3.7% higher than the 2021 comparative figure of $61.5 million due to higher average AUM. Open-end Fund revenues for the first quarter of 2022 decreased by 0.8% to $23.9 million from $24.1 million in the first quarter of 2021. Our closed-end Fund revenues increased 5.5% to $19.1 million in the first quarter 2022 from $18.1 million in the first quarter of 2021. Institutional and PWM account revenues, which are generally based on beginning of quarter AUM, increased by 5.7% to $18.6 million in the first quarter of 2022 from $17.6 million in the first quarter of 2021. Revenues relating to the SICAV increased $0.5 million to $2.2 million in the first quarter of 2022, from $1.7 million in the first quarter of 2021.

Mutual Fund distribution fees and other income were $5.9 million for the first quarter of 2022, a decrease of $0.5 million or 7.8% from $6.4 million in the first quarter of 2021 primarily due to lower average AUM in equity mutual Funds that generate distribution fees.

Expenses

Compensation costs, which are largely variable, were $29.1 million in the first quarter of 2022, or 5.2% lower than prior year comparative compensation costs of $30.7 million. The quarter over quarter decrease was comprised of the CEO’s waiver of his compensation of $3.4 million in the first quarter of 2022 partially offset by a $1.2 million increase in variable compensation expense and a $0.6 million increase in fixed compensation.

Management fee expense, which is wholly variable and based on pretax income, decreased to $1.3 million in the first quarter of 2022 from $2.5 million in the first quarter of 2021. For the first quarter of 2022, management fee expense was reduced by $0.7 million as part of the CEO waiver.

Distribution costs were $7.1 million in the first quarter of 2022, an increase of $0.1 million, or 1.4%, from $7.0 million in the first quarter of 2021.

Other operating expenses were $6.1 million in the first quarter of 2022, an increase of $0.8 million, or 15.1%, from $5.3 million in the first quarter of 2021.

Operating income for the first quarter of 2022 was $26.0 million, an increase of $3.5 million, or 15.6%, from the $22.5 million in the first quarter of 2021. Operating income, as a percentage of revenues, was 37.3% in the first quarter of 2022 as compared to 33.1% in the first quarter of 2021.

Non-operating income / (loss)

Total non-operating loss was $3.4 million for the first quarter of 2022 versus income of $0.2 million in the first quarter of 2021. Investment losses were $2.8 million in the first quarter of 2022 versus gains of $0.7 million in the first quarter of 2021. Interest and dividend income remained the same at $0.2 million in the first quarter of 2022 and 2021. Interest expense was $0.8 million and $0.7 million in the first quarter of 2022 and 2021, respectively.

The effective tax rates (“ETR”) for the three months ended March 31, 2022 and 2021 were 22.6% and 29.6%, respectively. The decrease in the ETR for the first quarter of 2022 was due to less non-deductible compensation as compared to the first quarter of 2021.

Reconciliation of GAAP financial measures to non-GAAP (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues, U.S. GAAP basis	$69,623	$67,928
Operating income, U.S. GAAP basis	25,961	22,454
Add back: management fee expense	1,312	2,517
Operating income before management fee	$27,273	$24,971

Operating margin	37.3%	33.1%
Operating margin before management fee	39.2%	36.8%

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

Summary cash flow data for the first three months of 2022 and 2021 was as follows (in thousands):

	Three months ended March 31,
	2022	2021
Cash flows provided by/(used in) activities :
Operating activities	$14,692	$36,665
Investing activities	(8,014)	51,283
Financing activities	(4,339)	(2,403)
Net increase in cash and cash equivalents from activities	2,339	85,545
Effect of exchange rates on cash and cash equivalents	3	(2)
Net increase in cash and cash equivalents	2,342	85,543
Cash and cash equivalents, beginning of period	142,027	33,325
Cash and cash equivalents, end of period	$144,369	$118,868

Short-term investments in U.S. Treasury Bills	-	9,999
Cash, cash equivalents, short-term investments in U.S Treasury Bills, and investments in fixed maturity securities	$144,369	$128,867

Cash and liquidity requirements have historically been met through cash generated by operating income and our borrowing capacity. We filed a “shelf” registration statement with the Securities and Exchange Commission (“SEC”) that was declared effective in July 2021 and provides us flexibility to sell any combination of senior and subordinated debt securities, convertible debt securities, equity securities (including common and preferred stock), and other securities up to a total amount of $500 million. The shelf is available through July 2024.

On February 15, 2022, the Company announced that the CEO elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from March 1, 2022 to May 31, 2022. As a result of this waiver, there was $4.1 million of compensation and management fee waived by the CEO for the three months ended March 31, 2022.

As of March 31, 2022, we had cash, cash equivalents, and short-term investments in U.S. Treasury Bills of $144.4 million, an increase of $2.3 million from December 31, 2021, primarily due to the Company’s operating activities, partially offset by the Company’s investing and financing activities, described below. Total debt outstanding at March 31, 2022 was $50.9 million, which consisted of subordinated notes due June 15, 2023 (“Subordinated Notes”).

Net cash provided by operating activities was $14.7 million for the three months ended March 31, 2022, as compared to $36.7 million provided by operating activities in the prior year’s comparative period. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities, primarily payable for investments purchased which decreased by $15.0 million for the three months ended March 31, 2022 and increased by $0.1 million for the three months ended March 31, 2021.

Net cash used in investing activities in the first three months of 2022 was $8.0 million, relating to purchases of securities, as compared to $51.3 million provided by net maturities of U.S. Treasuries in the prior year’s comparative period. As of March 31, 2022, we had total investments of $38.0 million, an increase in total investments of $5.7 million from the prior year-end balance of $32.3 million.

Net cash used in financing activities in the first three months of 2022 was $4.3 million, including $3.2 million paid for the purchase of treasury stock, $1.0 million paid in dividends, $0.1 million paid on the principal portion of lease liabilities, and $0.1 million paid to repurchase Subordinated Notes, as compared to $2.4 million used in the prior year’s comparative period.

On March 28, 2022, the Company commenced a tender offer (the “Offer”) to purchase for cash up to $10 million aggregate principal amount of the Subordinated Notes at a price equal to $1,014 per $1,000 principal amount of validly tendered and not properly withdrawn Subordinated Notes. Subsequent to March 31, 2022, the Offer expired on April 25, 2022 with $4.0 million of Subordinated Notes validly tendered and not properly withdrawn. Since such aggregate principal amount of tendered Subordinated Notes was less than $10 million, all Subordinated Notes tendered were accepted and funded with cash on hand.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus anticipated cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future. We believe we have no immediate material commitments for capital expenditures.

Under the terms of the lease of our Rye, New York office, we are obligated to make minimum total payments of $7.5 million through December 2028.

We have one broker-dealer subsidiary, G.distributors, which is subject to certain net capital requirements. G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended. The requirement was $250,000 for the broker-dealer at March 31, 2022. At March 31, 2022, G.distributors had net capital, as defined, of approximately $2.1 million, exceeding the regulatory requirement by approximately $1.9 million. Net capital requirements for our affiliated broker-dealer may increase in accordance with the rules and regulations applicable to broker-dealers to the extent G.distributors engages in other business activities.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ significantly from those estimates. See Note 1 in Part II, Item 8, Financial Statements and Supplementary Data, and the Company’s Critical Accounting Policies in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in GAMCO’s 2021 annual report on Form 10-K filed with the SEC on March 9, 2022 for details on Critical Accounting Policies.

On May 2, 2022, the Company received correspondence from a regulatory agency outlining the agency’s findings and a request for a response to those findings. The Company has not accrued any amount related to this matter given the preliminary nature of the agency’s findings and analysis, and the uncertainty of the outcome. However, it is reasonably possible that upon conclusion of this matter the Company may incur a charge to the Company’s financial results. An estimate of a range of any potential charge cannot be made at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of its business, GAMCO is exposed to the risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing, and managing market and other risks.

Our exposure to pricing risk in equity securities is directly related to our role as a financial intermediary and advisor for AUM in our affiliated Funds and Institutional and PWM accounts, as well as our proprietary investment and trading activities. At March 31, 2022, we had investments in securities of $38.0 million. We may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. The investment in securities is at fair value and may move in line with the equity markets. The investments in securities portfolio changes are recorded as gain / (loss) from investments, net in the Condensed Consolidated Statements of Income included in Part I, Item 1 of this Form 10-Q.

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

Related to our proprietary investment activities, we had investments in equity securities and Funds of $38.0 million at March 31, 2022, which included investments in common stocks of $15.3 million, investments in actively managed semi-transparent ETFs of $16.5 million, investments in open-end funds of $5.7 million, and investments in closed-end Funds of $0.5 million, and at December 31, 2021, we had investments in equity securities and Funds of $32.3 million, which included investments in common stocks of $16.2 million, investments in actively managed semi-transparent ETFs of $9.6 million, investments in open-end funds of $6.0 million, and investments in closed-end Funds of $0.5 million. Of the $15.3 million and $16.2 million invested in common stocks at March 31, 2022 and December 31, 2021, respectively, $6.9 million and $7.6 million, respectively, was related to our investment in Westwood Holdings Group Inc. (NYSE: WHG).

The following table provides a sensitivity analysis for our investments in equity securities and Funds as of March 31, 2022 and December 31, 2021 (in thousands). The sensitivity analysis assumes a 10% increase or decrease in the value of these investments:

(unaudited)	Fair Value	Fair Value assuming 10% decrease in equity prices	Fair Value assuming 10% increase in equity prices
At March 31, 2022:
Equity price sensitive investments, at fair value	$37,982	$34,184	$41,780
At December 31, 2021:
Equity price sensitive investments, at fair value	$32,344	$29,110	$35,578

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. government securities. These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value. Based on the March 31, 2022 cash and cash equivalents balance of $144.4 million, a 1% increase in interest rates would increase our interest income by $1.4 million annually. Given the current low interest rate environment, an analysis of a 1% decrease is not meaningful.

ITEM 4. CONTROLS AND PROCEDURES

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in SEC rules and regulations. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure. Our CEO and PFO participated in this evaluation and concluded that, as of the date of March 31, 2022, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting as defined by Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 10, Commitments and Contingencies, and Note 13, Subsequent Events, of the notes to the Company’s unaudited condensed consolidated financial statements contained in this quarterly report, and such information is incorporated by reference into this Item 1.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2021. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 9, 2022, which is accessible on the SEC’s website at sec.gov and the Company’s website at gabelli.com.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding purchases of Class A Stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2022:

			Total Number of	Maximum
	Total		Shares Purchased as	Number of Shares
	Number of	Average	Part of Publicly	That May Yet Be
	Shares	Price Paid Per	Announced Plans	Purchased Under
Period	Purchased (1)	Share	or Programs (1)	the Plans or Programs
1/01/22 - 1/31/22	46,136	$23.72	46,136	2,127,801
2/01/22 - 2/28/22	63,575	21.87	63,575	2,064,226
3/01/22 - 3/31/22	31,184	21.27	31,184	2,033,042
Totals	140,895	$22.34	140,895

(1)	On trade date basis.

ITEM 6.	EXHIBITS

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of PFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of PFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina
Name: Kieran Caterina
Title: Principal Financial Officer

Date: May 6, 2022