Form 10-Q
period 2022-06-30
GAMCO INVESTORS, INC. ET AL
filed 2022-08-02
CIK 1060349

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class		Outstanding at July 31, 2022
Class A Common Stock, $0.001 par value	(Including 402,200 restricted stock awards)	7,342,913
Class B Common Stock, $0.001 par value		19,024,117
In addition, there are 371,300 phantom restricted stock awards outstanding as of July 31, 2022.

GAMCO INVESTORS, INC. AND SUBSIDIARIES

* Items other than those listed above have been omitted because they are not applicable.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(in thousands, except per share data)

	June 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents (a)	$133,890	$142,027
Investments in equity securities, at fair value	43,372	32,344
Investment advisory fees receivable	18,939	30,977
Deferred tax asset and income tax receivable	9,813	6,707
Receivable from brokers	3,653	3,930
Finance lease	3,525	4,055
Goodwill and identifiable intangible assets	3,176	3,176
Receivable from affiliates	2,967	3,440
Other assets	5,488	5,016
Total assets	$224,823	$231,672
LIABILITIES AND STOCKHOLDERS' EQUITY
Compensation payable	$26,147	$21,049
Lease liability obligations	6,232	6,799
Income taxes payable	282	315
Payable to affiliates	437	5,198
Payable for investments purchased	-	14,990
Accrued expenses and other liabilities	37,944	38,451
Sub-total	71,042	86,802
Subordinated Notes (net of issuance costs of $49 and $75, respectively) (due June 15, 2023) (Note 7)	33,691	50,990
Total liabilities	104,733	137,792

Commitments and contingencies (Note 10)

Stockholders' Equity
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 16,538,476 and 16,547,476 shares issued, respectively; 7,370,530 and 7,704,022 shares outstanding, respectively	14	14
Class B Common Stock, $0.001 par value; 25,000,000 shares authorized; 24,000,000 shares issued; 19,024,117 outstanding	19	19
Additional paid-in capital	29,424	28,753
Retained earnings	442,926	410,333
Accumulated other comprehensive loss	(291)	(177)
Treasury stock, at cost (9,167,946 and 8,843,454 shares, respectively)	(352,002)	(345,062)
Total stockholders' equity	120,090	93,880
Total liabilities and stockholders' equity	$224,823	$231,672

(a)	Includes U.S. Treasury Bills with maturities of three months or less when purchased of $123 million at June 30, 2022 and December 31, 2021.

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Investment advisory and incentive fees	$60,248	$68,885	$124,010	$130,355
Distribution fees and other income	5,355	6,739	11,216	13,197
Total revenues	65,603	75,624	135,226	143,552
Expenses:
Compensation	24,215	31,298	53,273	61,980
Management fee	365	3,035	1,677	5,552
Distribution costs	6,672	7,771	13,817	14,742
Other operating expenses	6,086	8,671	12,233	13,975
Total expenses	37,338	50,775	81,000	96,249

Operating income	28,265	24,849	54,226	47,303
Non-operating income / (loss)
Gain / (loss) from investments, net	(4,383)	2,986	(7,205)	3,666
Interest and dividend income	416	102	644	287
Interest expense	(771)	(625)	(1,587)	(1,287)
Total non-operating income / (loss)	(4,738)	2,463	(8,148)	2,666
Income before income taxes	23,527	27,312	46,078	49,969
Provision for income taxes	6,241	10,211	11,338	16,918
Net income	$17,286	$17,101	$34,740	$33,051

Earnings per share:
Basic	$0.66	$0.65	$1.33	$1.25
Diluted	$0.66	$0.64	$1.32	$1.24

Weighted average shares outstanding:
Basic	26,063	26,316	26,149	26,354
Diluted	26,323	26,869	26,407	26,632

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$17,286	$17,101	$34,740	$33,051
Other comprehensive income / (loss):
Foreign currency translation gain / (loss)	(83)	5	(114)	15
Total comprehensive income	$17,203	$17,106	$34,626	$33,066

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
UNAUDITED
(in thousands, except per share data)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2021	$33	$28,753	$410,333	$(177)	$(345,062)	$93,880
Net income	-	-	17,454	-	-	17,454
Foreign currency translation	-	-	-	(31)	-	(31)
Dividends declared ($0.04 per share)	-	-	(1,077)	-	-	(1,077)
Stock based compensation expense	-	339	-	-	-	339
Purchases of treasury stock	-	-	-	-	(3,150)	(3,150)
Balance at March 31, 2022	$33	$29,092	$426,710	$(208)	$(348,212)	$107,415
Net income	-	-	17,286	-	-	17,286
Foreign currency translation	-	-	-	(83)	-	(83)
Dividends declared ($0.04 per share)	-	-	(1,070)	-	-	(1,070)
Stock based compensation expense	-	332	-	-	-	332
Purchases of treasury stock	-	-	-	-	(3,790)	(3,790)
Balance at June 30, 2022	$33	$29,424	$442,926	$(291)	$(352,002)	$120,090

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2020	$33	$21,219	$394,386	$(165)	$(328,562)	$86,911
Net income	-	-	15,950	-	-	15,950
Foreign currency translation	-	-	-	10	-	10
Dividends declared ($0.02 per share)	-	-	(548)	-	-	(548)
Stock based compensation expense	-	1,166	-	-	-	1,166
Purchases of treasury stock	-	-	-	-	(1,814)	(1,814)
Balance at March 31, 2021	$33	$22,385	$409,788	$(155)	$(330,376)	$101,675
Net income	-	-	17,101	-	-	17,101
Foreign currency translation	-	-	-	5	-	5
Dividends declared ($2.02 per share)	-	-	(55,061)	-	-	(55,061)
Stock based compensation expense	-	946	-	-	-	946
Purchases of treasury stock	-	-	-	-	(3,520)	(3,520)
Balance at June 30, 2021	$33	$23,331	$371,828	$(150)	$(333,896)	$61,146

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$34,740	$33,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	616	641
Accretion of discounts and amortization of premiums	(240)	(23)
Stock based compensation expense	671	2,112
Deferred income taxes	(1,916)	708
Foreign currency translation income / (loss)	(114)	15
Net unrealized (gains) / losses on securities	7,121	(7,636)
Net realized losses on securities	64	3,243
(Increase) decrease in assets:
Investments in securities	(4,885)	(1,132)
Investment advisory fees receivable	12,039	4,357
Income taxes receivable	(1,190)	138
Receivable from brokers	276	218
Receivable from affiliates	439	1,206
Other assets	(728)	(1,199)
Increase (decrease) in liabilities:
Compensation payable	5,106	23,436
Income taxes payable	(29)	(1,994)
Payable to affiliates	(4,762)	(1,176)
Payable for investments purchased	(14,990)	11
Accrued expenses and other liabilities	(774)	(1,648)
Total adjustments	(3,296)	21,277
Net cash provided by operating activities	31,444	54,328
Cash flows from investing activities:
Purchases of securities held for investment	(13,088)	(4,888)
Proceeds from sales and maturities of securities	-	66,728
Net cash provided by/ (used in) investing activities	(13,088)	61,840
Cash flows from financing activities:
Repurchases of 2-Year Subordinated Notes due 6/15/23	(17,325)	-
Maturity of 5.875% ten year notes due 6/1/21	-	(24,225)
Dividends paid	(2,087)	(1,611)
Purchases of treasury stock	(6,940)	(5,334)
Repayment of principal portion of lease liability	(152)	(126)
Net cash used in financing activities	(26,504)	(31,296)
Effect of exchange rates on cash and cash equivalents	11	(3)
Net increase / (decrease) in cash and cash equivalents	(8,137)	84,869
Cash and cash equivalents, beginning of period	142,027	33,325
Cash and cash equivalents, end of period	$133,890	$118,194
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,584	$1,308
Cash paid for taxes	$15,822	$18,402
Supplemental disclosure of non-cash activity:
For the six months ended June 30, 2022 and 2021, the Company accrued dividends on restricted stock awards of $60 and $1,898, respectively.
For the six months ended June 30, 2021, the Company issued approximately $52.2 million principal amount of Subordinated Notes due 2023 issued to shareholders in connection with the special dividend of $2.00 per share.

See notes to condensed consolidated financial statements.

GAMCO INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

Organization and Description of Business

Unless indicated otherwise, or the context otherwise requires, references in this report to “GAMCO Investors, Inc.,” “GAMCO,” “the Company,” “the Firm,” and “GBL” or similar terms are to GAMCO Investors, Inc., its predecessors, and its subsidiaries.

GAMCO (New York Stock Exchange (“NYSE”): GBL), a company incorporated under the laws of Delaware, is a widely-recognized provider of investment advisory services to 24 open-end funds, 14 closed-end funds, 4 actively managed semi-transparent exchange traded funds (“ETFs”), one société d’investissement à capital variable (“SICAV”), and approximately 1,400 institutional and private wealth management (“Institutional and PWM”) investors principally in the United States (U.S.). The Company generally manages assets on a fully discretionary basis and invests in a variety of U.S. and international securities through various investment styles including value, growth, non-market correlated, and convertible securities. The Company’s revenues are based primarily on the levels of assets under management (“AUM”) and fees associated with the various investment products. GAMCO serves a broad client base, including institutions, intermediaries, offshore investors, private wealth, and direct retail investors.

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

2.  Revenue Recognition

In all cases for all revenue streams discussed below, the revenue generated is from a single transaction price and there is no need to allocate the amounts across more than a single revenue stream. The customer for all revenues derived from open-end funds, closed-end funds, and actively managed semi-transparent ETFs (“Funds”) described in detail below has been determined to be each Fund itself and not the ultimate underlying investor in each Fund.

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

Revenue Disaggregated

The following table presents the Company’s revenue disaggregated by investment vehicle (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment advisory and incentive fees:
Open-end Funds	$22,067	$24,709	$45,419	$48,181
Closed-end Funds	17,868	19,805	36,943	37,887
Sub-advisory accounts	490	650	1,041	1,266
Institutional & Private Wealth Management	17,510	18,592	36,132	36,191
SICAVs	2,296	1,622	4,434	2,938
Performance-based	17	3,507	41	3,892
Total investment advisory and incentive fees	60,248	68,885	124,010	130,355
Distribution fees and other income	5,355	6,739	11,216	13,197
Total revenues	$65,603	$75,624	$135,226	$143,552

3.  Investment in Securities

Investments in equity securities at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Investments in equity securities:
Common stocks	$38,464	$18,425	$33,575	$16,210
Actively managed semi-transparent ETFs	15,000	12,498	9,000	9,599
Open-end funds	5,742	4,958	5,722	5,995
Closed-end funds	7,530	7,489	530	534
Other	6	2	6	6
Total investments in equity securities	$66,742	$43,372	$48,833	$32,344

Investments in equity securities, including the Company’s investments in common stocks and the Funds, are stated at fair value with any unrealized gains or losses reported in each respective period’s earnings.

4. Fair Value

All of the instruments within cash and cash equivalents and investments in securities are measured at fair value, except for those investments designated as held-to-maturity, if any. The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), guidance on fair value measurement. The levels of the fair value hierarchy and their applicability to the Company are described below:

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

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2022 and December 31, 2021 (in thousands):

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2022

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2022
Cash equivalents	$133,351	$-	$-	$133,351
Investments in securities:
Common stocks	18,425	-	-	18,425
Actively managed semi-transparent ETFs	12,498	-	-	12,498
Open-end funds	4,958	-	-	4,958
Closed-end funds	7,489	-	-	7,489
Other	2	-	-	2
Total investments in securities	43,372	-	-	43,372
Total assets at fair value	$176,723	$-	$-	$176,723

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2021
Cash equivalents	$141,394	$-	$-	$141,394
Investments in securities:
Common stocks	16,210	-	-	16,210
Actively managed semi-transparent ETFs	9,599	-	-	9,599
Open-end funds	5,995	-	-	5,995
Closed-end funds	534	-	-	534
Other	6	-	-	6
Total investments in securities	32,344	-	-	32,344
Total assets at fair value	$173,738	$-	$-	$173,738

Cash equivalents are comprised primarily of U.S. Treasury Bills and investments in a 100% U.S. Treasury money market fund managed by GAMCO (The Gabelli U.S. Treasury Money Market Fund).

Financial assets and liabilities not carried at fair value

At June 30, 2022 and December 31, 2021, the 2-year subordinated notes (“Subordinated Notes”) were recorded at face value, net of amortized issuance costs, as follows (in thousands) on the Condensed Consolidated Statements of Financial Condition:

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value Level 2	Carrying Value	Fair Value Level 2
Subordinated Notes	$33,691	$33,691	$50,990	$50,990
Total	$33,691	$33,691	$50,990	$50,990

The carrying value of the Subordinated Notes approximates their fair value based on their embedded put and call features. The carrying value of other financial assets and liabilities approximates their fair value based on the short-term nature of these items.

5. Income Taxes

The effective tax rate (“ETR”) for the three months ended June 30, 2022 and 2021 was 26.5% and 37.4%, respectively. The effective tax rate (“ETR”) for the six months ended June 30, 2022 and 2021 was 24.6% and 33.9%, respectively. The decrease in the ETR for the 2022 periods was primarily due to less non-deductible compensation as compared to the respective 2021 periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic:
Net income	$17,286	$17,101	$34,740	$33,051
Weighted average shares outstanding	26,063	26,316	26,149	26,354
Basic net income per share	$0.66	$0.65	$1.33	$1.25

Diluted:
Net income	$17,286	$17,101	$34,740	$33,051

Weighted average shares outstanding	26,063	26,316	26,149	26,354
Restricted stock awards	260	553	258	278
Total	26,323	26,869	26,407	26,632

Diluted net income per share	$0.66	$0.64	$1.32	$1.24

7. Debt

Subordinated Notes

On June 14, 2021, the Company entered into an indenture with Computershare Trust Company, N.A., as trustee, relating to GAMCO’s issuance of up to approximately $54.0 million of Subordinated Notes. The Subordinated Notes were issued to shareholders as a special dividend of $2.00 per share on GAMCO’s class A common stock (“Class A Stock”) and class B common stock (“Class B Stock”). The Company issued approximately $52.2 million of Subordinated Notes in connection with the special dividend, paid out $0.4 million of cash in lieu of fractional Subordinated Notes, and reserved approximately $1.9 million of Subordinated Notes to be issued upon vesting of the 976,370 restricted stock awards (“RSAs”) that were outstanding on the dividend record date.  The Subordinated Notes paid a 4% interest rate for the one-year period ended June 15, 2022 and bear interest at a rate of 5% per annum for the one-year period ending at maturity on June 15, 2023. The Subordinated Notes are transferable, callable at the option of GAMCO, in whole or in part, at any time or from time to time at a redemption price equal to 100% of the principal amount of the Subordinated Notes to be redeemed plus interest, and puttable, in whole or in part, at any time after September 15, 2021 at a redemption price equal to 100% of the principal amount of the Subordinated Notes to be redeemed upon notice of redemption of at least 60 days but not more than 90 days before the redemption date.

During the three and six months ended June 30, 2022, the Company redeemed $13.2 million and $13.3 million, respectively, of Subordinated Notes relating to put notices received at least 60 days prior to the end of the quarter. On March 28, 2022, the Company commenced a tender offer (the “Offer”) to purchase for cash up to $10 million aggregate principal amount of the Subordinated Notes at a price equal to $1,014 per $1,000 principal amount of validly tendered and not properly withdrawn Subordinated Notes. The Offer expired on April 25, 2022 with the Company accepting $4.0 million of tendered Subordinated Notes. There were no redemptions of Subordinated Notes during the three and six months ended June 30, 2021.

As of June 30, 2022, there were $33.7 million of Subordinated Notes outstanding.

Senior Notes

On May 31, 2011, the Company issued 10-year, $100 million senior notes (“Senior Notes”). The Senior Notes bore interest at 5.875% per annum, payable semi-annually on June 1 and December 1 of each year and commenced on December 1, 2011. On June 1, 2021, the Senior Notes matured and were fully repaid.

8. Stockholders’ Equity

There were 7.4 million shares of Class A Stock and 19.0 million shares of Class B Stock outstanding at June 30, 2022 and 7.7 million shares of Class A Stock and 19.0 million shares of Class B Stock outstanding at December 31, 2021.

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

As of June 30, 2022 and December 31, 2021, there were 402,200 and 411,200, respectively, RSAs outstanding with weighted average grant prices per RSA of $14.62 and $14.93, respectively, and 10,000 stock options outstanding with an exercise price of $25.55. As of June 30, 2022 and December 31, 2021, there were 371,300 and 380,300, respectively, phantom RSAs outstanding with weighted average grant prices per phantom RSA of $25.02 and $25.02, respectively.

For the three months ended June 30, 2022 and 2021, the Company recognized stock-based non-cash RSA compensation expense of $0.4 million and $1.1 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized stock-based non-cash RSA compensation expense of $0.7 million and $2.3 million, respectively. For the three and six months ended June 30, 2022, the Company recognized stock-based phantom RSA compensation expense of $0.4 million and $0.7 million. For the three and six months ended June 30, 2021, there was no stock-based phantom RSA compensation expense. As of June 30, 2022 and December 31, 2021, the accrued phantom RSA compensation payable was $1.9 million and $1.2 million, respectively, and was included within compensation payable in the Condensed Consolidated Statements of Financial Condition.

The total compensation costs related to non-vested RSA and phantom RSA awards to teammates, excluding the CEO who received none, not yet recognized was approximately $2.8 million and $5.3 million, respectively, as of June 30, 2022.

Stock Repurchase Program

In March 1999, the Board of Directors established a stock repurchase program (the “Stock Repurchase Program”) to grant management the authority to repurchase shares of Class A Stock.

For the three months ended June 30, 2022 and 2021, the Company repurchased 183,597 and 157,884 shares, respectively, at an average price per share of $20.63 and $22.29, respectively. For the six months ended June 30, 2022 and 2021, the Company repurchased 324,492 and 254,962 shares, respectively, at an average price per share of $21.37 and $20.91, respectively At June 30, 2022, the total shares available under the Stock Repurchase Program to be repurchased in the future were 1,849,445. The Stock Repurchase Program is not subject to an expiration date.

Dividends

During the three months ended June 30, 2022 and 2021, the Company declared cash dividends of $0.04 and $0.02, respectively, per share to shareholders of Class A Stock and Class B Stock. During the six months ended June 30, 2022 and 2021, the Company declared cash dividends of $0.08 and $0.04, respectively, per share to shareholders of Class A Stock and Class B Stock. During the three and six months ended June 30, 2021, the Company declared a special dividend of $2.00 per share to shareholders of Class A Stock and Class B Stock payable in Subordinated Notes.

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

9. Goodwill and Identifiable Intangible Assets

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the amounts assigned to assets acquired less the liabilities assumed. At June 30, 2022 and December 31, 2021, there was goodwill of $0.2 million maintained on the Condensed Consolidated Statements of Financial Condition related to G.distributors.

As a result of becoming the advisor to the Gabelli Enterprise Mergers and Acquisitions Fund (the “Enterprise Fund”) and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.3 million at June 30, 2022 and December 31, 2021. The investment advisory agreement for the Enterprise Fund is next up for renewal in February 2023. As a result of becoming the advisor to the Bancroft Fund Ltd. (the “Bancroft Fund”) and the Ellsworth Growth and Income Fund Ltd. (the “Ellsworth Fund”) and the associated consideration paid, the Company maintains an identifiable intangible asset of $1.6 million at June 30, 2022 and December 31, 2021. The investment advisory agreements for the Bancroft Fund and the Ellsworth Fund are next up for renewal in August 2022. Each of these investment advisory agreements are subject to annual renewal by the respective Fund’s board of directors, which the Company expects to be renewed, and the Company does not expect to incur additional expense as a result, which is consistent with other investment advisory agreements entered into by the Company.

The Company assesses the recoverability of goodwill and intangible assets at least annually, or more often should events warrant. There were no indicators of impairment for the three and six months ended June 30, 2022 and 2021 and, as such, there was no impairment analysis performed or charge recorded for such period.

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

On May 2, 2022, the Company received correspondence from a regulatory agency outlining the agency’s findings and a request for a response to those findings. The Company responded to the initial correspondence and there is ongoing communication with the regulatory agency. The Company has not accrued any amount related to this matter given the preliminary nature of the agency’s findings and analysis, and the uncertainty of the outcome. However, it is probable that upon conclusion of this matter, the Company may incur a charge to the Company’s financial results. An estimate of a range of any potential charge cannot be made at this time.

Except as disclosed above, there are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial condition, operations, or cash flows at June 30, 2022.

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

This lease has been accounted for as a finance lease under FASB ASC Topic 842 (and prior to 2019, as a capital lease under FASB ASC Topic 840, Leases) as it transfers substantially all the benefits and risks of ownership to the Company.  The Company has recorded the leased property as an asset and a lease obligation for the present value of the obligation of the leased property.  The leased property is amortized on a straight-line basis from the date of the most recent extension to the end of the lease. The lease obligation is amortized over the same term using the interest method of accounting.  Finance lease improvements are amortized from the date of expenditure through the end of the lease term or the useful life, whichever is shorter, on a straight-line basis.  The lease provides that all operating expenses relating to the property (such as property taxes, utilities, and maintenance) are to be paid by the lessee, GAMCO. These are recognized as expenses in the periods in which they are incurred.  Accumulated amortization on the leased property at June 30, 2022 and December 31, 2021 was approximately $5.9 million and $5.7 million, respectively.

The Company also rents office space under operating leases, which expire at various dates through December 31, 2030.

The following table summarizes the Company’s leases for the periods presented (in thousands, except lease term and discount rate):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Finance lease cost - interest expense	$263	$260	$530	$523
Finance lease cost - amortization of right-of-use asset	67	67	134	134
Operating lease cost	147	163	296	346
Sublease income	(32)	(46)	(63)	(92)
Total lease cost	$445	$444	$897	$911

Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance lease	$-	$-	$-	$-
Operating cash flows from operating leases	251	105	415	218
Financing cash flows from finance lease	78	64	152	125
Total cash paid for amounts included in the measurement of lease liabilities	$329	$169	$567	$343
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-	$-	$2,143
Weighted average remaining lease term—finance lease (years)	6.5	7.5	6.5	7.5
Weighted average remaining lease term—operating leases (years)	3.0	3.2	3.0	3.2
Weighted average discount rate—finance lease	19.1%	19.1%	19.1%	19.1%
Weighted average discount rate—operating leases	5.0%	5.0%	5.0%	5.0%

The finance lease right-of-use asset, net of amortization, at June 30, 2022 and December 31, 2021 was $1.4 million and $1.5 million, respectively, and the operating right-of-use assets, net of amortization, were $2.2 million and $2.6 million, respectively, and these right-of-use assets were included within other assets in the Condensed Consolidated Statements of Financial Condition.

The following table summarizes the maturities of lease liabilities at June 30, 2022 (in thousands):

Year ending December 31,	Finance Leases	Operating Leases	Total Leases
2022 (excluding the three months ended June 30, 2022)	$680	$384	$1,064
2023	1,080	545	1,625
2024	1,080	400	1,480
2025	1,080	340	1,420
2026	1,080	340	1,420
Thereafter	2,160	1,181	3,341
Total lease payments	$7,160	$3,190	$10,350
Less imputed interest	(3,180)	(840)	(4,020)
Total lease liabilities	$3,980	$2,350	$6,330

The finance lease contains an escalation clause tied to the change in the New York Metropolitan Area Consumer Price Index, which may cause the future minimum payments to exceed the amounts shown above. Future minimum lease payments have not been reduced by related minimum future sublease rentals of approximately $1.1 million due over the next eight years, which are due from affiliated entities.

11. Related Party Transactions

On February 15, 2022, the Chief Executive Officer (“CEO”) of the Company elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from March 1, 2022 to May 31, 2022. For the three and six months ended June 30, 2022, the waiver reduced compensation expense by $6.4 million and $9.8 million, respectively, and management fee expense by $1.4 million and $2.1 million, respectively. There was no such waiver for the three or six months ended June 30, 2021.

12. Regulatory Requirements

The Company’s broker-dealer subsidiary, G.distributors, is subject to certain net capital requirements. G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended. The requirement was $250,000 for the broker-dealer at June 30, 2022. At June 30, 2022, G.distributors had net capital, as defined, of approximately $2.3 million, exceeding the regulatory requirement by approximately $2.1 million. Net capital requirements for the Company’s affiliated broker-dealer may increase in accordance with the rules and regulations applicable to broker-dealers to the extent G.distributors engages in other business activities.

13. Subsequent Events

From July 1, 2022 to August 2, 2022, the Company repurchased 32,417 shares at $20.94 per share.

On August 2, 2022, the Board of Directors declared its regular quarterly dividend of $0.04 per share to all of the Company’s shareholders, payable on September 27, 2022 to shareholders of record on September 13, 2022.

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

GAMCO (New York Stock Exchange (“NYSE”): GBL), a company incorporated under the laws of Delaware, is a widely-recognized provider of investment advisory services to 24 open-end funds, 14 closed-end funds, 4 actively managed semi-transparent exchange traded funds (“ETFs”), one société d’investissement à capital variable (“SICAV”), and approximately 1,400 institutional and private wealth management (“Institutional and PWM”) investors principally in the United States (U.S.). The Company generally manages assets on a fully discretionary basis and invests in a variety of U.S. and international securities through various investment styles including value, growth, non-market correlated, and convertible securities. The Company’s revenues are based primarily on the levels of assets under management (“AUM”) and fees associated with the various investment products. GAMCO serves a broad client base, including institutions, intermediaries, offshore investors, private wealth, and direct retail investors.

GAMCO offers a wide range of solutions for clients across Value and Growth Equity, ESG, Convertibles, actively managed semi-transparent ETFs, sector-focused strategies including Gold and Utilities, Merger Arbitrage, and U.S. Treasury Money Market Fund Fixed Income. In 1977, GAMCO launched its well-known All Cap Value strategy, Gabelli Value, and in 1986 entered the mutual fund business.
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

As of June 30, 2022, we had $28.7 billion of assets under management (“AUM”).

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

Giving Back to Society – (Y)our “S” in ESG

We are committed to allowing our shareholders to choose the recipients of our charitable contributions.  Each registered shareholder has the ability to designate the recipients of charitable contributions by our company in proportion to the number of shares of GAMCO that the registered shareholder owns.

The Board of Directors of GAMCO approved an $11.3 million shareholder designated charitable contribution (“SDCC”) for registered shareholders of record on December 21, 2021. Since the inception of GAMCO’s SDCC program in 2013, and counting this most recent amount, shareholders have designated charitable gifts of $48 million to approximately 350 charitable organizations. Since our initial public offering in February 1999, our firm’s combined charitable donations total approximately $74 million.

This charitable program is just one aspect of our firm’s commitment to ESG investing at both the firm level as well as within our portfolios – where we have been managing dedicated mandates since 1987.

Actively managed semi-transparent ETFs

In an effort to offer tax advantaged products to our clients we launched the Gabelli ETFs Trust utilizing an actively managed semi-transparent structure license from Precidian. The Gabelli ETFs Trust has nine distinct funds under its umbrella. We started Love Our Planet & People (“LOPP”), the first in the series of semi-transparent exchange traded funds (“ETFs”) under the Gabelli ETFs Trust in January 2021. LOPP invests in companies promoting sustainability in areas including renewable power generation and transmission, water purification and conservation, the reduction and elimination of long-lived wastes, and transportation electrification.

We launched our second ETF on February 16, 2021, the Gabelli Growth Innovators ETF, which trades on the NYSE under the symbol GGRW. This ETF provides an investment opportunity in businesses both enabling and benefitting from digital acceleration.

On January 3, 2022, our third ETF, the Gabelli Automation ETF, began trading on the NYSE under the symbol GAST. This ETF focuses on companies that use automation equipment, related technology, software, or processes, and firms that use those services to automate their productivity.

Our fourth ETF, the Gabelli Financial Services Opportunity ETF, was launched on May 9, 2022. This ETF trades on the NYSE under the symbol GABF and focuses on companies in the financial services sector.

Assets Under Management

AUM was $28.7 billion as of June 30, 2022 and $34.6 billion as of June 30, 2021. Equity AUM was $26.8 billion at June 30, 2022, a decrease of $4.7 billion, or 14.9%, from the June 30, 2021 equity AUM of $31.5 billion. The second quarter 2022 activity consisted of $4.2 billion of market depreciation, net cash outflows of $0.3 billion, and recurring distributions, net of reinvestments, from the mutual funds, closed-end funds, and actively managed semi-transparent ETFs (the “Funds”) of $0.1 billion. Average total AUM was $31.3 billion in the second quarter of 2022 versus $34.6 billion in the second quarter of 2021, a decrease of 9.5%.

We earn incentive fees for assets attributable to certain preferred issues for our closed-end Funds, our GDL Fund (GDL), the Gabelli Merger Plus+ Trust Plc (GMP), and the GAMCO Merger Arbitrage Fund. As of June 30, 2022, assets with incentive-based fees were $1.3 billion, 18.2% above the $1.1 billion on June 30, 2021. The majority of these assets have calendar year-end measurement periods; therefore, our incentive fees are primarily recognized in the fourth quarter when the uncertainty is removed at the end of the annual measurement period.

Roll-forward of AUM (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Equities:
Mutual Funds

Beginning of period assets	$9,824	$9,825	$10,249	$9,541
Inflows	230	251	556	548
Outflows	(394)	(405)	(790)	(958)
Net inflows (outflows)	(164)	(154)	(234)	(410)
Market appreciation (depreciation)	(1,302)	539	(1,653)	1,083
Fund distributions, net of reinvestment	(4)	(4)	(8)	(8)
Total increase (decrease)	(1,470)	381	(1,895)	665
End of period assets	$8,354	$10,206	$8,354	$10,206
Percentage of total assets under management	29.1%	29.5%	29.1%	29.5%
Average assets under management	$9,071	$10,209	$9,392	$9,981

Closed-end Funds
Beginning of period assets	$8,097	$8,100	$8,656	$7,773
Inflows	59	43	95	43
Outflows	(12)	(5)	(257)	(22)
Net inflows (outflows)	47	38	(162)	21
Market appreciation (depreciation)	(981)	483	(1,192)	947
Fund distributions, net of reinvestment	(127)	(122)	(266)	(242)
Total increase (decrease)	(1,061)	399	(1,620)	726
End of period assets	$7,036	$8,499	$7,036	$8,499
Percentage of total assets under management	24.5%	24.5%	24.5%	24.5%
Average assets under management	$7,611	$8,464	$7,891	$8,233

Institutional & PWM
Beginning of period assets	$12,674	$13,145	$13,497	$12,371
Inflows	61	137	188	264
Outflows	(297)	(360)	(684)	(1,190)
Net inflows (outflows)	(236)	(223)	(496)	(926)
Market appreciation (depreciation)	(1,869)	668	(2,432)	2,145
Total increase (decrease)	(2,105)	445	(2,928)	1,219
End of period assets (a)	$10,569	$13,590	$10,569	$13,590
Percentage of total assets under management	36.8%	39.2%	36.8%	39.2%
Average assets under management	$11,702	$13,616	$12,262	$13,178

SICAV
Beginning of period assets	$879	$582	$831	$474
Inflows	169	102	365	292
Outflows	(90)	(37)	(223)	(115)
Net inflows (outflows)	79	65	142	177
Market appreciation (depreciation)	(72)	18	(87)	14
Total increase (decrease)	7	83	55	191
End of period assets	$886	$665	$886	$665
Percentage of total assets under management	3.1%	1.9%	3.1%	1.9%
Average assets under management	$910	$633	$881	$579

Total Equities
Beginning of period assets	$31,474	$31,652	$33,233	$30,159
Inflows	519	533	1,204	1,147
Outflows	(793)	(807)	(1,954)	(2,285)
Net inflows (outflows)	(274)	(274)	(750)	(1,138)
Market appreciation (depreciation)	(4,224)	1,708	(5,364)	4,189
Fund distributions, net of reinvestment	(131)	(126)	(274)	(250)
Total increase (decrease)	(4,629)	1,308	(6,388)	2,801
End of period assets	$26,845	$32,960	$26,845	$32,960
Percentage of total assets under management	93.5%	95.2%	93.5%	95.2%
Average assets under management	$29,294	$32,922	$30,426	$31,971

(a) Includes $184 million and $154 million of 100% U.S. Treasury Fund AUM at June 30, 2022 and 2021, respectively.

Roll-forward of AUM (in millions) (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed Income:
100% U.S. Treasury fund
Beginning of period assets	$1,872	$1,725	$1,717	$2,370
Inflows	1,036	640	2,003	1,304
Outflows	(1,074)	(732)	(1,886)	(2,041)
Net inflows (outflows)	(38)	(92)	117	(737)
Market appreciation (depreciation)	2	-	2	-
Total increase (decrease)	(36)	(92)	119	(737)
End of period assets	$1,836	$1,633	$1,836	$1,633
Percentage of total assets under management	6.4%	4.7%	6.4%	4.7%
Average assets under management	$1,936	$1,649	$1,810	$1,992

Institutional & PWM
Beginning of period assets	$32	$32	$32	$32
Inflows	-	-	-	-
Outflows	-	-	-	-
Net inflows (outflows)	-	-	-	-
Market appreciation (depreciation)	-	-	-	-
Total increase (decrease)	-	-	-	-
End of period assets	$32	$32	$32	$32
Percentage of total assets under management	0.1%	0.1%	0.1%	0.1%
Average assets under management	$32	$32	$32	$32

Total Fixed Income
Beginning of period assets	$1,904	$1,757	$1,749	$2,402
Inflows	1,036	640	2,003	1,304
Outflows	(1,074)	(732)	(1,886)	(2,041)
Net inflows (outflows)	(38)	(92)	117	(737)
Market appreciation (depreciation)	2	-	2	-
Total increase (decrease)	(36)	(92)	119	(737)
End of period assets	$1,868	$1,665	$1,868	$1,665
Percentage of total assets under management	6.5%	4.8%	6.5%	4.8%
Average assets under management	$1,968	$1,681	$1,842	$2,024

Total AUM
Beginning of period assets	$33,378	$33,409	$34,982	$32,561
Inflows	1,555	1,173	3,207	2,451
Outflows	(1,867)	(1,539)	(3,840)	(4,326)
Net inflows (outflows)	(312)	(366)	(633)	(1,875)
Market appreciation (depreciation)	(4,222)	1,708	(5,362)	4,189
Fund distributions, net of reinvestment	(131)	(126)	(274)	(250)
Total increase (decrease)	(4,665)	1,216	(6,269)	2,064
End of period assets	$28,713	$34,625	$28,713	$34,625
Average assets under management	$31,262	$34,603	$32,268	$33,995

Our AUM by style at June 30, 2022 (in millions) was comprised of the following:

	Funds	Institutional & PWM	SICAV	Total
Value	$8,767	$10,045	$14	$18,826
Utilities	2,522	-	-	2,522
Growth	934	278	-	1,212
Sector-focused	621	-	-	621
100% U.S. Treasury Fund	1,836	-	-	1,836
Gold and Natural Resources	1,084	49	-	1,133
Event-driven	1,030	176	866	2,072
Convertibles	432	53	6	491
Total	$17,226	$10,601	$886	$28,713

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Investment advisory and incentive fees	$60,248	$68,885	$124,010	$130,355
Distribution fees and other income	5,355	6,739	11,216	13,197
Total revenues	65,603	75,624	135,226	143,552
Expenses
Compensation	24,215	31,298	53,273	61,980
Management fee	365	3,035	1,677	5,552
Distribution costs	6,672	7,771	13,817	14,742
Other operating expenses	6,086	8,671	12,233	13,975
Total expenses	37,338	50,775	81,000	96,249
Operating income	28,265	24,849	54,226	47,303
Non-operating income / (loss)
Gain / (loss) from investments, net	(4,383)	2,986	(7,205)	3,666
Interest and dividend income	416	102	644	287
Interest expense	(771)	(625)	(1,587)	(1,287)
Total non-operating income / (loss)	(4,738)	2,463	(8,148)	2,666
Income before income taxes	23,527	27,312	46,078	49,969
Provision for income taxes	6,241	10,211	11,338	16,918
Net income	$17,286	$17,101	$34,740	$33,051

Earnings per share:
Basic	$0.66	$0.65	$1.33	$1.25
Diluted	$0.66	$0.64	$1.32	$1.24

Three Months Ended June 30, 2022 Compared To Three Months Ended June 30, 2021

Overview

Net income for the second quarter of 2022 was $17.3 million, or $0.66 per fully diluted share, versus $17.1 million, or $0.64 per fully diluted share, in the second quarter of 2021. The quarter-to-quarter comparison was primarily impacted by lower revenues and increased net losses from investments partially offset by lower compensation costs, income taxes, and management fee expense.

Revenues

Investment advisory and incentive fees for the second quarter of 2022 were $60.2 million, 12.6% lower than the 2021 comparative figure of $68.9 million due to lower average AUM. Open-end Fund revenues for the second quarter of 2022 decreased by 11.4% to $22.5 million from $25.4 million in the second quarter of 2021. Our closed-end Fund revenues decreased 9.6% to $17.9 million in the second quarter 2022 from $19.8 million in the second quarter of 2021. Institutional and PWM account revenues, which are generally based on beginning of quarter AUM, decreased by 5.9% to $17.5 million in the second quarter of 2022 from $18.6 million in the second quarter of 2021. Revenues relating to the SICAV increased $0.7 million to $2.3 million in the second quarter of 2022, from $1.6 million in the second quarter of 2021. There were incentive fees of $17 thousand for the second quarter of 2022 versus $3.5 million for the second quarter of 2021, with such decrease related to GMP, which paid an incentive fee in 2021 but not in 2022.

Mutual Fund distribution fees and other income were $5.4 million for the second quarter of 2022, a decrease of $1.3 million or 19.4% from $6.7 million in the second quarter of 2021 primarily due to lower average AUM in equity mutual Funds that generate distribution fees.

Expenses

Compensation costs, which are largely variable, were $24.2 million in the second quarter of 2022, or 22.7% lower than prior year comparative compensation costs of $31.3 million. The quarter over quarter decrease was comprised of the CEO’s waiver of his compensation of $6.4 million in the second quarter of 2022 and a $1.5 million decrease in variable compensation expense offset partially by a $0.8 million increase in fixed compensation.

Management fee expense, which is wholly variable and based on pretax income, decreased to $0.4 million in the second quarter of 2022 from $3.0 million in the second quarter of 2021. For the second quarter of 2022, management fee expense was reduced by $1.4 million as part of the CEO waiver.

Distribution costs were $6.7 million in the second quarter of 2022, a decrease of $1.1 million, or 14.1%, from $7.8 million in the second quarter of 2021.

Other operating expenses were $6.1 million in the second quarter of 2022, a decrease of $2.6 million, or 29.9%, from $8.7 million in the second quarter of 2021. Such decrease was primarily related to systems implementation cost incurred in the second quarter of 2021 and a reduction in subadvisory fees to an affiliate as a result of the reduction in GMP incentive fees.

Operating income for the second quarter of 2022 was $28.3 million, an increase of $3.5 million, or 14.1%, from the $24.8 million in the second quarter of 2021. Operating income, as a percentage of revenues, was 43.1% in the second quarter of 2022 as compared to 32.9% in the second quarter of 2021.

Non-operating income / (loss)

Total non-operating loss was $4.7 million for the second quarter of 2022 versus income of $2.5 million in the second quarter of 2021. Investment losses were $4.4 million in the second quarter of 2022 versus gains of $3.0 million in the second quarter of 2021. Interest and dividend income was $0.4 million and $0.1 million in the second quarter of 2022 and 2021, respectively. Interest expense was $0.8 million and $0.6 million in the second quarter of 2022 and 2021, respectively.

The effective tax rates (“ETR”) for the three months ended June 30, 2022 and 2021 were 26.5% and 37.4%, respectively. The decrease in the ETR for the second quarter of 2022 was due to less non-deductible compensation as compared to the second quarter of 2021.

Six Months Ended June 30, 2022 Compared To Six Months Ended June 30, 2021

Overview

Net income for the first six months of 2022 was $34.7 million, or $1.32 per fully diluted share, versus $33.1 million, or $1.24 per fully diluted share, in the first six months of 2021. The year-to-year comparison was primarily impacted by lower compensation costs, income taxes, and management fee expense partially offset by lower revenues and increased net losses from investments.

Revenues

Investment advisory and incentive fees for the first six months of 2022 were $124.0 million, 4.9% lower than the 2021 comparative figure of $130.4 million due to lower average AUM. Open-end Fund revenues for the first six months of 2022 decreased by 5.9% to $46.6 million from $49.5 million in the first six months of 2021. Our closed-end Fund revenues decreased 2.6% to $36.9 million in the first six months of 2022 from $37.9 million in the first six months of 2021. Institutional and PWM account revenues, which are generally based on beginning of quarter AUM, decreased by 0.3% to $36.1 million in the first six months of 2022 from $36.2 million in the first six months of 2021. Revenues relating to the SICAV increased $1.5 million to $4.4 million in the first six months of 2022, from $2.9 million in the first six months of 2021. There were incentive fees of $40 thousand for the first six months of 2022 versus $3.9 million for the first six months of 2021, with such decrease related to redeemed closed-end Funds, the SICAV, and GMP, all of which paid incentive fees in 2021 but not in 2022.

Mutual Fund distribution fees and other income were $11.2 million for the first six months of 2022, a decrease of $2.0 million or 15.2% from $13.2 million in the first six months of 2021 primarily due to lower average AUM in equity mutual Funds that generate distribution fees.

Expenses

Compensation costs, which are largely variable, were $53.3 million in the first six months of 2022, or 14.0% lower than prior year comparative compensation costs of $62.0 million. The year over year decrease was comprised of the CEO’s waiver of his compensation of $9.8 million in the first half of 2022 and a $0.3 million decrease in variable compensation expense offset partially by a $1.4 million increase in fixed compensation.

Management fee expense, which is wholly variable and based on pretax income, decreased to $1.7 million in the first six months of 2022 from $5.6 million in the first six months of 2021. For the first six months of 2022, management fee expense was reduced by $2.1 million as part of the CEO waiver.

Distribution costs were $13.8 million in the first six months of 2022, a decrease of $0.9 million, or 6.1%, from $14.7 million in the first six months of 2021.

Other operating expenses were $12.2 million in the first six months of 2022, a decrease of $1.8 million, or 12.9%, from $14.0 million in the first six months of 2021.

Operating income for the first six months of 2022 was $54.2 million, an increase of $6.9 million, or 14.6%, from the $47.3 million in the first six months of 2021. Operating income, as a percentage of revenues, was 40.1% in the first six months of 2022 as compared to 33.0% in the first six months of 2021.

Non-operating income / (loss)

Total non-operating loss was $8.1 million for the first six months of 2022 versus income of $2.7 million in the first six months of 2021. Investment losses were $7.2 million in the first six months of 2022 versus gains of $3.7 million in the first six months of 2021. Interest and dividend income was $0.6 million and $0.3 million in the first six months of 2022 and 2021, respectively. Interest expense was $1.6 million and $1.3 million in the second quarter of 2022 and 2021, respectively.

The ETR for the six months ended June 30, 2022 and 2021 were 24.6% and 33.9%, respectively. The decrease in the ETR for first six months of 2022 was due to less non-deductible compensation as compared to the first six months of 2021.

Reconciliation of GAAP financial measures to non-GAAP (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues, U.S. GAAP basis	$65,603	$75,624	$135,226	$143,552
Operating income, U.S. GAAP basis	28,265	24,849	54,226	47,303
Add back: management fee expense	365	3,035	1,677	5,552
Operating income before management fee	$28,630	$27,884	$55,903	$52,855

Operating margin	43.1%	32.9%	40.1%	33.0%
Operating margin before management fee	43.6%	36.9%	41.3%	36.8%

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

Summary cash flow data for the first three months of 2022 and 2021 was as follows (in thousands):

	Six months ended June 30,
	2022	2021
Cash flows provided by/(used in) activities :
Operating activities	$31,444	$54,328
Investing activities	(13,088)	61,840
Financing activities	(26,504)	(31,296)
Net increase / (decrease) in cash and cash equivalents from activities	(8,148)	84,872
Effect of exchange rates on cash and cash equivalents	11	(3)
Net increase in cash and cash equivalents	(8,137)	84,869
Cash and cash equivalents, beginning of period	142,027	33,325
Cash and cash equivalents, end of period	$133,890	$118,194

Short-term investments in U.S. Treasury Bills	-	-
Cash, cash equivalents, short-term investments in U.S. Treasury Bills,
and investments in fixed maturity securities	$133,890	$118,194

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

On February 15, 2022, the Company announced that the CEO elected to irrevocably waive all of his compensation that he would otherwise have been entitled to for the period from March 1, 2022 to May 31, 2022. As a result of this waiver, there was $7.8 million and $11.9 million of compensation and management fee waived by the CEO for the three and six months ended June 30, 2022, respectively.

As of June 30, 2022, we had cash, cash equivalents, and short-term investments in U.S. Treasury Bills of $133.9 million, a decrease of $8.1 million from December 31, 2021, primarily due to the Company’s investing and financing activities, partially offset by the Company’s operating activities, described below. Total debt outstanding at June 30, 2022 was $33.7 million, which consisted of subordinated notes due June 15, 2023 (“Subordinated Notes”).

Net cash provided by operating activities was $31.4 million for the six months ended June 30, 2022, as compared to $54.3 million provided by operating activities in the prior year’s comparative period. Cash flows from operating activities primarily consisted of net income adjusted for certain non-cash items and changes in assets and liabilities, primarily payable for investments purchased which decreased by $15.0 million for the six months ended June 30, 2022 and increased by $11 thousand for the six months ended June 30, 2021.

Net cash used in investing activities in the first six months of 2022 was $13.1 million, relating to purchases of securities held for investment, as compared to $61.8 million provided by investing activities in the prior year’s comparative period, relating to $66.7 million net maturities of U.S. Treasuries partially offset by $4.9 million of purchases of securities held for investment. As of June 30, 2022, we had total investments of $43.4 million, an increase in total investments of $11.1 million from the prior year-end balance of $32.3 million.

Net cash used in financing activities in the first six months of 2022 was $26.5 million, including $17.3 million paid to repurchase Subordinated Notes, $6.9 million paid for the purchase of treasury stock, $2.1 million paid in dividends, and $0.2 million paid on the principal portion of lease liabilities, as compared to $31.3 million used in the prior year’s comparative period, including $24.2 million paid for the repurchase of the 5.875% ten year notes, $5.3 million paid for the purchase of treasury stock, $1.6 million paid in dividends, and $0.1 million paid on the principal portion of lease liabilities.

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

Under the terms of the lease of our Rye, New York office, we are obligated to make minimum total payments of $7.2 million through December 2028.

We have one broker-dealer subsidiary, G.distributors, which is subject to certain net capital requirements. G.distributors computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended. The requirement was $250,000 for the broker-dealer at June 30, 2022. At June 30, 2022, G.distributors had net capital, as defined, of approximately $2.3 million, exceeding the regulatory requirement by approximately $2.1 million. Net capital requirements for our affiliated broker-dealer may increase in accordance with the rules and regulations applicable to broker-dealers to the extent G.distributors engages in other business activities.

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

On May 2, 2022, the Company received correspondence from a regulatory agency outlining the agency’s findings and a request for a response to those findings. The Company responded to the initial correspondence and there is ongoing communication with the regulatory agency. The Company has not accrued any amount related to this matter given the preliminary nature of the agency’s findings and analysis, and the uncertainty of the outcome. However, it is probable that upon conclusion of this matter the Company may incur a charge to the Company’s financial results. An estimate of a range of any potential charge cannot be made at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of its business, GAMCO is exposed to the risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing, and managing market and other risks.

Our exposure to pricing risk in equity securities is directly related to our role as a financial intermediary and advisor for AUM in our affiliated Funds and Institutional and PWM accounts, as well as our proprietary investment and trading activities. At June 30, 2022, we had investments in securities of $43.4 million. We may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. The investment in securities is at fair value and may move in line with the equity markets. The investments in securities portfolio changes are recorded as gain / (loss) from investments, net in the Condensed Consolidated Statements of Income included in Part I, Item 1 of this Form 10-Q.

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

Related to our proprietary investment activities, we had investments in equity securities and funds of $43.4 million at June 30, 2022, which included investments in common stocks of $18.4 million, investments in actively managed semi-transparent ETFs of $12.5 million, investments in open-end funds of $5.0 million, and investments in closed-end funds of $7.5 million, and at December 31, 2021, we had investments in equity securities and funds of $32.3 million, which included investments in common stocks of $16.2 million, investments in actively managed semi-transparent ETFs of $9.6 million, investments in open-end funds of $6.0 million, and investments in closed-end funds of $0.5 million. Of the $18.4 million and $16.2 million invested in common stocks at June 30, 2022 and December 31, 2021, respectively, $6.3 million and $7.6 million, respectively, was related to our investment in Westwood Holdings Group Inc. (NYSE: WHG).

The following table provides a sensitivity analysis for our investments in equity securities and Funds as of June 30, 2022 and December 31, 2021 (in thousands). The sensitivity analysis assumes a 10% increase or decrease in the value of these investments:

(unaudited)	Fair Value	Fair Value assuming 10% decrease in equity prices	Fair Value assuming 10% increase in equity prices
At June 30, 2022:
Equity price sensitive investments, at fair value	$43,372	$39,035	$47,709
At December 31, 2021:
Equity price sensitive investments, at fair value	$32,344	$29,110	$35,578

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. government securities. These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value. Based on the June 30, 2022 cash and cash equivalents balance of $133.9 million, a 1% increase/decrease in interest rates would increase/decrease our interest income by $1.3 million annually.

ITEM 4. CONTROLS AND PROCEDURES

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in SEC rules and regulations. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure. Our CEO and PFO participated in this evaluation and concluded that, as of the date of June 30, 2022, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting as defined by Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 10, Commitments and Contingencies of the notes to the Company’s unaudited condensed consolidated financial statements contained in this quarterly report, and such information is incorporated by reference into this Item 1.

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

The following table provides information regarding purchases of Class A Stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2022:

			Total Number of	Maximum
	Total		Shares Purchased as	Number of Shares
	Number of	Average	Part of Publicly	That May Yet Be
	Shares	Price Paid Per	Announced Plans	Purchased Under
Period	Purchased (1)	Share	or Programs (1)	the Plans or Programs
4/01/22 - 4/30/22	79,906	$20.83	79,906	1,953,136
5/01/22 - 5/31/22	71,409	20.65	71,409	1,881,727
6/01/22 - 6/30/22	32,282	20.09	32,282	1,849,445
Totals	183,597	$20.63	183,597

(1)	On trade date basis.

ITEM 6.	EXHIBITS

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of PFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of PFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMCO INVESTORS, INC.
(Registrant)

By: /s/ Kieran Caterina
Name: Kieran Caterina
Title: Principal Financial Officer

Date: August 2, 2022